Form 10-Q
period 2000-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2000-08-14
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                    FORM 10-Q
                                   (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to _______________

                        Commission File Number: 000-30515

                     Weststar Financial Services Corporation
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

               North Carolina                       56-2181423
    (State or other  jurisdiction of              (IRS Employer
     incorporation or  organization)           Identification No.)


                      79 Woodfin Place, Asheville NC 28801
                    (Address of principal executive offices)

                                  828-252-1735
              (Registrant's telephone number, including area code)
------------------------------------------------------------------------------


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value - 633,298 shares outstanding as of August 14, 2000.

INDEX                                                                      Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999                               3

         Consolidated Statements of Operations
           Three Months Ended June 30, 2000 and 1999                         4
           and Six Months Ended June 30, 2000 and 1999

         Consolidated Statements of Comprehensive Income (Loss)
           Three Months Ended June 30, 2000 and 1999                         5
            and Six Months Ended June 30, 2000 and 1999

         Consolidated Statement of Changes in Shareholders' Equity
           Six Months Ended June 30, 2000                                    6

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2000 and 1999                           7

         Notes to Financial Statements                                       8

         Management's Discussion and Analysis
           Financial Condition and Results of Operations                    10

Part II - OTHER INFORMATION

Exhibit Index                                                               13

Signatures                                                                  14

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets (unaudited)
                                                                            June 30,         December 31,
                                                                               2000              1999
                                                                           ------------      ------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                  $  6,496,704      $  1,892,403
  Interest-bearing deposits                                                       5,075             2,784
  Federal funds sold                                                          2,210,000         2,110,000
                                                                           ------------      ------------
      Total cash and cash equivalents                                         8,711,779         4,005,187
                                                                           ------------      ------------
Investment securities -
  Available for sale, at fair value (amortized cost of
  $2,011,824 and $2,508,339, respectively)                                    2,008,293         2,502,411
                                                                           ------------      ------------
Loans                                                                        47,607,223        34,460,724
Allowance for loan losses                                                      (686,008)         (528,808)
                                                                           ------------      ------------
Net loans                                                                    46,921,215        33,931,916
Premises and equipment, net                                                   2,357,299         2,455,507
Accrued interest receivable                                                     366,927           220,151
Federal Home Loan Bank stock, at cost                                           145,600            58,100
Deferred income taxes                                                           606,452           133,688
Other assets                                                                    104,282            61,137
                                                                           ------------      ------------
TOTAL                                                                      $ 61,221,847      $ 43,368,097
                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                   $  9,059,033      $  4,780,881
  NOW accounts                                                                9,258,522         3,154,225
  Money market accounts                                                      12,927,842        10,623,376
  Savings                                                                       913,150           583,797
  Time deposits of $100,000 or more                                           5,506,095         5,620,684
  Other time deposits                                                        17,366,145        13,158,017
                                                                           ------------      ------------
        Total deposits                                                       55,030,787        37,920,980
Accrued interest payable                                                        187,609          159,1499
Other liabilities                                                               151,888           119,569
                                                                           ------------      ------------
      Total liabilities                                                      55,370,284        38,199,698
                                                                           ------------      ------------


SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                 0                 0
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 633,298 and 633,298, respectively          633,298           633,298
Additional paid-in capital                                                    6,129,636         6,129,636
Accumulated deficit                                                            (909,204)       (1,590,896)
Accumulated other comprehensive loss                                             (2,167)           (3,639)
                                                                           ------------      ------------
      Total shareholders' equity                                              5,851,563         5,168,399
                                                                           ------------      ------------
TOTAL                                                                      $ 61,221,847      $ 43,368,097
                                                                           ============      ============


See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary        Three Months                 Six Months
Consolidated Statements of Operations (unaudited)          Ended June 30,               Ended June 30,
                                                        2000           1999          2000           1999
                                                    -----------    -----------    -----------    -----------
INTEREST INCOME:
Interest and fees on loans                          $ 1,148,316   $   533,178    $ 2,081,502    $   939,246
Federal funds sold                                       13,336        56,946         40,782         98,067
Interest-bearing deposits with other banks                   62             5            116          1,158
Investments:
  U.S Treasuries                                         10,372         8,805         20,674         15,500
  U.S. Government agencies                               22,343        22,719         46,457         41,471
  Other                                                   1,212           525          2,347            525
                                                    -----------   -----------    -----------    -----------
       Total interest income                          1,195,641       622,178      2,191,878      1,095,967
                                                    -----------   -----------    -----------    -----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                        84,353        37,984        166,996         76,895
Other time and savings deposits                         371,508       226,746        699,343        394,350
Federal funds purchased                                   3,327             0          3,327              0
Other interest expense                                        0             0             41              0
                                                    -----------   -----------    -----------    -----------

     Total interest expense                             459,188       264,730        869,707        471,245
                                                    -----------   -----------    -----------    -----------
NET INTEREST INCOME                                     736,453       357,448      1,322,171        624,722
PROVISION FOR LOAN LOSSES                               100,000       129,825        157,200        204,285
                                                    -----------   -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                        636,453       227,623      1,164,971        420,437
                                                    -----------   -----------    -----------    -----------
OTHER INCOME:
Service charges on deposit accounts                      79,016        75,821        169,042        114,545
Other service fees and commissions                       31,490        23,836         56,760         38,193
Other                                                     3,404         2,240          7,183          4,221
                                                    -----------   -----------    -----------    -----------
       Total other income                               113,910       101,897        232,985        156,959
                                                    -----------   -----------    -----------    -----------
OTHER EXPENSES:
Salaries and wages                                      251,107       226,465        515,538        428,168
Employee benefits                                        49,618        18,818         78,816         38,431
Occupancy expense, net                                   34,515        18,321         63,053         36,915
Equipment rentals, depreciation and
  maintenance                                            56,025        44,496        113,521         92,891
Other                                                   202,643       147,697        419,012        307,620
                                                    -----------   -----------    -----------    -----------
        Total other expenses                            593,908       455,797      1,189,940        904,025
                                                    -----------   -----------    -----------    -----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE AND INCOME TAXES                            156,455      (126,277)       208,016       (326,629)
INCOME TAX PROVISION (BENEFIT)                           56,936             0       (473,676)             0
                                                    -----------   -----------    -----------    -----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                              99,519      (126,277)       681,692       (326,629)
                                                    -----------   -----------    -----------    -----------
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX
  BENEFIT OF $44,877                                          0             0              0        (71,326)
                                                    -----------   -----------    -----------    -----------
NET INCOME (LOSS)                                   $    99,519   $  (126,277)   $   681,692    $  (397,955)
                                                    ===========   ===========    ===========    ===========

PER SHARE AMOUNTS:
Basic and diluted income (loss) before cumulative
effect of a change in accounting principle          $      0.16   $     (0.21)   $      1.08    $     (0.54)
Cumulative effect of a change in accounting
  principle                                                   0             0              0           (.12)
                                                    -----------    -----------   -----------    -----------
 Basic and diluted net income (loss)                $      0.16    $     (0.21)  $      1.08    $     (0.66)
                                                    ===========    ===========   ===========    ===========

See notes to consolidated financial statements

WESTSTAR FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

                                                        Three Months            Six    Months
                                                       Ended June 30,          Ended June 30,
                                                     2000        1999         2000        1999
NET INCOME/(LOSS)                                 $  99,519   $(126,277)   $ 681,692   $(397,955)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on securities
available for sale                                      527      (2,210)         727      (3,676)
                                                  ---------   ---------    ---------   ---------

COMPREHENSIVE INCOME (LOSS)                       $ 100,046   $(128,487)   $ 682,419   $(401,631)
                                                  =========   =========    =========   =========

See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (unaudited)


                                                                                                     Accumulated
                                                Common Stock           Additional                      Other         Total
                                            ----------------------      Paid-In    Accumulated     Comprehensive   Shareholders'
                                             Shares      Amount         Capital      Deficit       Income (Loss)      Equity
                                             ------      ------         -------      -------       -------------      ------
Balance December 31, 1999                   633,298   $   633,298   $ 6,129,636   $(1,590,896)   $    (3,639)      $ 5,168,399
  Net change in unrealized
     Loss on securities held for sale                                                                  1,472             1,472
  Net income                                                                          681,692                          681,692
                                            -------   -----------   -----------   -----------    -----------       -----------
Balance June 30, 2000                       633,298   $   633,298   $ 6,129,636   $  (909,204)   $    (2,167)      $ 5,851,563
                                            =======   ===========   ===========   ===========    ===========       ===========



See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30,                                            2000               1999
                                                                        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                       $    681,692      $   (397,955)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation                                                               114,123            82,435
  Provision for loan loss                                                    157,200           204,285
  Premium amortization and discount accretion, net                           (14,500)          (33,944)
  Cumulative effect of a change in accounting principle                            0            71,326
  Increase in accrued interest receivable                                   (146,776)          (70,240)
  Increase in accrued interest payable                                        28,460            40,836
  Increase in other assets                                                   (43,159)          (31,223)
  Deferred income taxes                                                     (473,676)                0
  Increase (decrease) in other liabilities                                    32,319          (108,574)
                                                                        ------------      ------------
    Net cash provided (used) by operating activities                         335,683          (243,054)
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Federal Home Loan Bank stock                                     (87,500)                0
Purchases of securities available for sale                                (1,509,984)       (2,509,711)
Maturities of securities available for sale                                2,021,000         1,500,000
Net increase in loans                                                    (13,146,499)      (11,338,691)
Additions to premises and equipment                                          (15,915)         (378,629)
Issuance of common stock                                                           0               110
                                                                        ------------      ------------
    Net cash used in investing activities                                (12,738,898)      (12,726,921)
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts       13,016,268         9,919,566
Net increase in certificates of deposits                                   4,093,539         2,561,835
                                                                        ------------      ------------
    Net cash provided by financing activities                             17,109,807        12,481,401
                                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       4,706,592          (488,574)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           4,005,187         3,545,714
                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  8,711,779      $  3,057,140
                                                                        ============      ============


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                                            $    841,247      $    430,409
    Income taxes                                                                   0                 0


See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORTION
NOTES TO FINANCIAL STATEMENTS



1. Weststar Financial Services Corporation (the "Company") is a bank holding company with one subsidiary, The Bank of Asheville, a state chartered commercial bank incorporated in North Carolina on October 29, 1997. Common shares of The Bank of Asheville were exchanged for common shares of the Company on April 29, 2000.

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2000 and December 31, 1999, and the consolidated results of their operations and their cash flows for the three and six month periods ended June 30, 2000 and 1999.

         The accounting policies followed are set forth in Note 1 to the 1999 Annual Report to Shareholders (Form 10-KSB) on file with the Federal Deposit Insurance Corporation.

2. Loans at June 30, 2000 and December 31, 1999 classified by type are as follows:


                                                                June 30,       December 31,
                                                                  2000             1999
                                                              ------------      -----------
         Real Estate:
           Construction                                       $  8,853,209      $ 7,152,238
           Mortgage                                             24,199,749       16,963,594
         Commercial, financial and agricultural                 13,831,650        9,926,255
         Consumer                                                  922,609          562,765
                                                              ------------      -----------
         Subtotal                                               47,807,217       34,604,852
         Net deferred loan origination fees                       (199,994)        (144,128)
                                                              ------------      -----------
         Total                                                $47,607,223       $34,460,724
                                                              ===========       ===========


3. At December 31, 1999, the Company had a $543,000 valuation allowance related to deferred tax assets for which, in the opinion of management, realization was not reasonably assured. Based upon the taxable income being generated in 2000 and management expectations of continued profitability, management now believes that realization of the deferred tax assets is more likely than not. The valuation allowance was reversed in the first quarter of 2000, thereby providing a deferred tax benefit.

4. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of lines to extend credit were $9,800,142 and $5,536,642 at June 30, 2000 and December 31, 1999, respectively.

5. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 633,298 and 607,567 for the quarters ended June 30, 2000 and 1999, respectively and 633,298 and 607,566 for the six month periods ended June 30, 2000 and 1999, respectively. There were no potentially dilutive securities during the three and six month periods ended June 30, 2000.

6. The Company's capital at June 30, 2000 and December 31, 1999 to risk weighted assets totaled 14.42% and 21.09%, respectively. Current federal regulations require that the Company maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company must maintain a leverage ratio of 4%. As of June 30, 2000 and December 31, 1999, the Company's capital exceeded the current capital requirements.

7. The SEC has issued Staff Accounting Bulletin No. 101 ("SAB 101"), as amended on June 26, 2000, titled "Revenue Recognition in Financial Statements". SAB 101 provides SEC guidance on the recognition, presentation and disclosure of revenue in accordance with generally accepted accounting principles in the financial statements. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of the current fiscal year. The Company has determined that implementation of the applicable provisions of SAB 101 will not have a material effect on the Company's financial statements and current disclosures. However, the SEC has recently indicated that it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on the Company's financial statements and current disclosures.

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999

During the period from December 31, 1999 to June 30, 2000 total assets increased $17,853,750 or 41%. This increase, reflected primarily in the cash and loan portfolios, was funded primarily by deposit growth.

Securities, federal funds sold, and interest-bearing balances with other financial institutions at June 30, 2000 totaled $4,223,368 compared to $4,615,195 at December 31, 1999. Securities available for sale remained relatively flat when compared to December 31, 1999 as funds were allocated to the loan portfolio. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. During the six month period of 2000, an additional investment of $87,500 was required by the Federal Home Loan Bank. Federal funds sold totaled $2,210,000. These funds are temporary investments, which provide liquidity and funding for longer-term investments and loans.

The loan portfolio constituted 78% of the Company's total assets. Loans increased $13,146,499 from December 31, 1999 to June 30, 2000. The increase in loan demand resulted from market penetration into the small business, professional and consumer bases within the Company's market. Management places a strong emphasis on loan quality. At June 30, 2000, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The adequacy of the loan loss reserve is monitored by management through an internal loan review process. Among the factors determining the level of the reserve are loan growth, projected net charge-offs, the amount of non-performing and past due loans, and the current and anticipated economic condition.

The allowance for loan losses at June 30, 2000 and December 31, 1999 were 1.44% and 1.53%, respectively, of gross loans outstanding. Management believes the loan loss reserve to be adequate. However, future additions to the allowance may be necessary based on changes in economic conditions or the circumstances of individual borrowers which may impact the borrowers' ability to repay their loans.

Deposits increased $17,109,807 during the six months ended June 30, 2000. The growth was found in all categories of deposits. Transaction and savings accounts accounted for $13,016,268 or 76% of growth, while time deposits accounted for $4,093,539 or 24% of growth.

The Company's capital at June 30, 2000 to risk weighted assets totaled 14.42%. Current federal regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company must maintain a leverage ratio of 4%. As of June 30, 2000, the Company's capital exceeded the current regulatory capital requirements.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. While in the process of organizing the Company, management reviewed all proposed systems for Year 2000 compliance. Systems that were either not compliant or substantially compliant were removed from further consideration. The Company has tested its software and does not believe it has any significant systems that require modification. The Company inquired of certain major customers and vendors regarding Year 2000 compliance; however, no assurances were given as to such compliance by its customers and vendors. The Company also developed contingency plans, where were based on actual testing experience and assessments of outside risk. No significant expenditures were incurred by the Company to develop or test the systems relative to Year 2000 issues.

As of August 14, 2000, the Company has not encountered any unforeseen complications or issues not previously addressed in its assessment. If any unforeseen complications or issues arise, additional resources would be committed to complete the necessary conversions in the required time frame. However, since the Company has no reason to believe that it will need to use additional resources, no estimate as to their cost has been made.


RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 AND 1999

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2000 totaled $736,453 compared to $357,448 in 1999. This increase is attributable to growth in net earning assets and improved net interest margins. The Company's net interest margin was approximately 5.7% and 4.4% for the quarters ended June 30, 2000 and 1999, respectively.

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered to be adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risks. During the quarters ended June 30, 2000 and 1999, management allocated $100,000 and $129,825, respectively, to the loan loss reserve.

Non-interest income for the June 30, 2000 and 1999 quarters totaled $113,910 and $101,897, respectively. The growth in service charge income increased commensurate with growth in transaction related deposit accounts. Non-interest expense totaled $593,908 compared to $455,797 in 1999. Non-interest expense increased primarily as a result of Company wide asset growth and the costs of servicing a larger loan and deposit base of customers. Additional increased costs related directly to insurance, supplies, audit, tax and legal fees as well as a sundry of other items. Income (loss) before income taxes totaled $156,455 and $(126,277) for the quarters ended June 30, 2000 and 1999, respectively. Income taxes totaled $56,936 and none for the quarters ended June 30, 2000 and 1999, respectively. Net income (loss) after income taxes totaled $99,519 and $(126,277) for the quarters ended June 30, 2000 and 1999, respectively.

The other comprehensive income (loss), which is the change in shareholders' equity excluding transactions with shareholders', totaled $527 and ($2,210) in 2000 and 1999, respectively.

Comprehensive income totaled $100,046 compared to a loss of $128,487 for the quarters ended June 30, 2000 and 1999, respectively.

COMPARATIVE SIX MONTHS

Net interest income for the six month period ended June 30, 2000 totaled $1,322,171 compared to $624,722 in 1999. This increase is primarily attributable to growth in earning assets and interest-bearing liabilities. The Company's net interest margin was approximately 5.4% and 4.3% for the six months ended June 30, 2000 and 1999, respectively.

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered to be adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risks. During the six month period ended June 30, 2000 and 1999, management allocated $157,200 and $204,285, respectively, to the loan loss reserve.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $509,299 and $90,544 at June 30, 2000 and 1999, respectively. The average recorded balance of impaired loans during 2000 and 1999 was not significantly different from the balance June 30, 2000 and 1999. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $60,262 and $51,823 at June 30, 2000 and 1999, respectively. For the six month period ended June 30, 2000 and 1999, the Company recognized interest income from impaired loans of approximately $15,603 and $4,044, respectively.

Non-interest income for the six month period ended June 30, 2000 and 1999 totaled $232,985 and $156,959, respectively. The growth in service charge income increased commiserate with growth in transaction related deposit accounts. Non-interest expense totaled $1,189,940 compared to $904,025 in 1999. Non-interest expense increased primarily as a result of additional staffing, premises and equipment purchases related to growth. Additional increased costs related directly to insurance, supplies, audit, tax and legal fees as well as a sundry of other items. The net operating income (loss) before a cumulative effect of a change in accounting principle and income tax benefit was $208,106 and ($326,629) for June 30, 2000 and 1999, respectively.

For the six month period ended June 30, 2000, the Company recognized an income tax benefit of $473,676 primarily related to the release of a valuation allowance previously recorded against deferred tax assets. Net income after the tax benefit totaled $681,692.

The other comprehensive income (loss), which is the change in shareholders' equity excluding transactions with shareholders', totaled $727 and $(3,676) in 2000 and 1999, respectively. The net operating income (loss) after other comprehensive loss totaled $682,419 compared to $(401,631) in 2000 and 1999, respectively.

Part II - OTHER INFORMATION

ITEM 4 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.)      Exhibits
                  None

B.)      Reports on Form 8-K
         No reports on Form 8-K have been filed for the quarter ended June 30, 1999. Items 1, 2, 3, 4, 5, 6, 7, 8 and 9 are inapplicable and are omitted.

SIGNATURE

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Weststar Financial Services Corporation
                                         (Registrant)

August 14, 2000                          /s/Randall C. Hall
                                         ------------------
                                         Randall C. Hall
                                         Executive Vice President and
                                         Chief Financial and
                                         Principal Accounting Officer