Form 10-Q
period 2000-09-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2000-11-14
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                    FORM 10-Q
(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _______________

                        Commission File Number: 000-30515


                     Weststar Financial Services Corporation
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                                      56-2181423
  --------------------------------                        -------------------
  (State or other  jurisdiction of                          (IRS Employer
   incorporation or  organization)                        Identification No.)


                      79 Woodfin Place, Asheville NC 28801
                    -----------------------------------------
                    (Address of principal executive offices)

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

Common stock, $1.00 par value - 633,298 shares outstanding as of November 10, 2000.

INDEX                                                                 Page

Part I -  FINANCIAL INFORMATION

Financial Statements:
           Consolidated Balance Sheets
             September 30, 2000 and December 31, 1999                   3

           Consolidated Statements of Operations
             Three Months Ended September 30, 2000 and 1999             4
             and Nine Months Ended September 30, 2000 and 1999

           Consolidated Statements of Comprehensive Income (Loss)
             Three Months Ended September 30, 2000 and 1999             5
              and Nine Months Ended September 30, 2000 and 1999

           Consolidated Statement of Changes in Shareholders' Equity
             Nine Months Ended September 30, 2000                       6

           Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2000 and 1999              7

           Notes to Consolidated Financial Statements                   8

           Management's Discussion and Analysis
             Financial Condition and Results of Operations             10

Part II - OTHER INFORMATION

Exhibit Index                                                          14

Signatures                                                             15

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets (unaudited)

                                                                           September 30,       December 31,
                                                                               2000               1999
                                                                            ------------       ------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                   $  4,978,116       $  1,892,403
  Interest-bearing deposits                                                        7,973              2,784
  Federal funds sold                                                                   0          2,110,000
                                                                            ------------       ------------
      Total cash and cash equivalents                                          4,986,089          4,005,187
                                                                            ------------       ------------
Investment securities -
  Available for sale, at fair value (amortized cost of
  $2,015,807 and $2,508,339, respectively)                                     2,017,016          2,502,411
                                                                            ------------       ------------
Loans                                                                         55,989,415         34,460,724
Allowance for loan losses                                                       (824,145)          (528,808)
                                                                            ------------       ------------
Net loans                                                                     55,165,270         33,931,916
Premises and equipment, net                                                    2,354,391          2,455,507
Accrued interest receivable                                                      421,082            220,151
Federal Home Loan Bank stock, at cost                                            145,600             58,100
Deferred income taxes                                                            537,572            133,688
Other assets                                                                      95,533             61,137
                                                                            ------------       ------------
TOTAL                                                                       $ 65,722,553       $ 43,368,097
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                    $ 11,128,694       $  4,780,881
  NOW accounts                                                                 7,037,113          3,154,225
  Money market accounts                                                       11,997,449         10,623,376
  Savings                                                                        785,062            583,797
  Time deposits of $100,000 or more                                            6,552,697          5,620,684
  Other time deposits                                                         20,054,136         13,158,017
                                                                            ------------       ------------
        Total deposits                                                        57,555,151         37,920,980
Federal Funds Purchased                                                        1,760,000                 09
Accrued interest payable                                                         226,411           159,1499
Other liabilities                                                                193,803            119,569
                                                                            ------------       ------------
      Total liabilities                                                       59,735,365         38,199,698
                                                                            ------------       ------------


SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                  0                  0
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 633,298 and 633,298, respectively           633,298            633,298
Additional paid-in capital                                                     6,129,636          6,129,636
Accumulated deficit                                                             (776,487)        (1,590,896)
Accumulated other comprehensive income                                               741             (3,639)
                                                                            ------------       ------------
      Total shareholders' equity                                               5,987,188          5,168,399
                                                                            ------------       ------------
TOTAL                                                                       $ 65,722,553       $ 43,368,097
                                                                            ============       ============

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)



                                                                   Three Months                         Nine Months
                                                                  Ended Sept 30,                       Ended Sept 30,
                                                             2000               1999               2000                1999
                                                         -----------        -----------        -----------         ------------
INTEREST INCOME:
Interest and fees on loans                               $ 1,386,333        $   713,500        $ 3,467,835         $ 1,652,746
Federal funds sold                                             9,967             20,907             50,749             118,974
Interest-bearing deposits with other banks                       114                  7                230               1,165
Investments:
  U.S Treasuries                                              11,969              5,408             32,643              20,908
  U.S. Government agencies                                    20,392             26,735             66,849              68,206
  Other                                                        2,806              2,173              5,153               2,698
                                                         -----------        -----------        -----------         -----------
       Total interest income                               1,431,581            768,730          3,623,459           1,864,697
                                                         -----------        -----------        -----------         -----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                             96,272             48,660            263,268             125,555
Other time and savings deposits                              468,075            246,270          1,167,418             640,620
Federal funds purchased                                       16,884                  0             20,211                   0
Other interest expense                                             0                 59                 41                  59
                                                         -----------        -----------        -----------         -----------
                                                         -----------        -----------        -----------         -----------
     Total interest expense                                  581,231            294,989          1,450,938             766,234
                                                         -----------        -----------        -----------         -----------
NET INTEREST INCOME                                          850,350            473,741          2,172,521           1,098,463
PROVISION FOR LOAN LOSSES                                    160,260             61,170            317,460             265,455
                                                         -----------        -----------        -----------         -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                             690,090            412,571          1,855,061             833,008
                                                         -----------        -----------        -----------         -----------
OTHER INCOME:
Service charges on deposit accounts                           89,255             73,345            258,297             187,890
Other service fees and commissions                            44,995             49,588            101,755              87,781
Other                                                          1,768              3,153              8,951               7,374
                                                         -----------        -----------        -----------         -----------
       Total other income                                    136,018            126,086            369,003             283,045
                                                         -----------        -----------        -----------         -----------
OTHER EXPENSES:
Salaries and wages                                           255,339            252,432            770,877             680,600
Employee benefits                                             37,117             27,340            115,933              65,771
Occupancy expense, net                                        35,790             21,955             98,843              58,870
Equipment rentals, depreciation and
  Maintenance                                                 53,862             54,792            167,383             147,683
Supplies                                                      36,852             29,886             97,546              82,689
Professional fees                                            143,691             86,867            416,631             242,605
Marketing                                                     44,312             32,242            113,604             102,304
Other                                                         16,379             26,109             32,465              55,126
                                                         -----------        -----------        -----------         -----------
        Total other expenses                                 623,342            531,623          1,813,282           1,435,648
                                                         -----------        -----------        -----------         -----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE AND INCOME TAXES                                 202,766              7,034            410,782            (319,595)
INCOME TAX PROVISION (BENEFIT)                                70,049                  0           (403,627)                  0
                                                         -----------        -----------        -----------         -----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                                  132,717              7,034            814,409            (319,595)
                                                         -----------        -----------        -----------         -----------
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX
  BENEFIT OF $44,877                                               0                  0                  0             (71,326)
                                                         -----------        -----------        -----------         -----------
NET INCOME (LOSS)                                        $   132,717        $     7,034        $   814,409         $  (390,921)
                                                         ===========        ===========        ===========         ===========

PER SHARE AMOUNTS:
Basic and diluted income (loss) before cumulative
  Effect of a change in accounting principle             $      0.21        $      0.02        $      1.29         $     (0.52)
Cumulative effect of a change in accounting
  Principle                                                        0                  0                  0               (0.12)
                                                         -----------        -----------        -----------         -----------
 Basic and diluted net income (loss)                     $      0.21        $      0.02        $      1.29         $     (0.64)
                                                         ===========        ===========        ===========         ===========

See notes to consolidated financial statements

WESTSTAR FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

                                                                 Three Months                    Nine  Months
                                                                Ended Sept. 30,                 Ended Sept. 30,
                                                            2000             1999           2000             1999

NET INCOME (LOSS)                                         $132,717        $  7,034        $814,409         $(390,921)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on securities
  available for sale, net of taxes                           2,908             385           4,380            (3,291)
                                                          --------       ---------        --------         ---------

COMPREHENSIVE INCOME (LOSS)                               $135,625        $  7,419        $818,789         $(394,212)


See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 2000 (unaudited)

                                                                                                    Accumulated
                                                 Common Stock          Additional                      Other          Total
                                            ----------------------      Paid-In     Accumulated    Comprehensive  Shareholders'
                                             Shares        Amount       Capital       Deficit      Income (Loss)     Equity
Balance December 31, 1998                   607,557    $   607,557    $ 5,897,957   $(1,341,243)   $    (1,696)   $ 5,162,575
  Net change in unrealized
     loss on securities held for sale        (3,291)        (3,291)
  Issuance of common stock                   25,741         25,741        231,679                                     257,420
  Net loss                                                                             (390,921)                     (390,921)
                                           -----------------------------------------------------------------------------------
Balance September 30, 2000                  633,298    $   633,298    $ 6,129,636   $(1,732,164)   $    (4,987)   $ 5,025,783
                                           ===================================================================================

                                                                                                    Accumulated
                                                 Common Stock          Additional                      Other         Total
                                            ----------------------      Paid-In     Accumulated    Comprehensive  Shareholders'
                                             Shares        Amount       Capital       Deficit      Income (Loss)     Equity
Balance December 31, 1999                   633,298   $   633,298     $ 6,129,636   $(1,590,896)   $    (3,639)   $ 5,168,399
  Net change in unrealized
     loss on securities held for sale         4,380         4,380
  Net income                                814,409       814,409
                                           -----------------------------------------------------------------------------------
Balance September 30, 2000                  633,298   $   633,298     $ 6,129,636   $  (776,487)   $       741    $ 5,987,188
                                           ===================================================================================

See notes to consolidated financial statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,

                                                                                    2000               1999


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                               $    814,409       $   (390,921)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
  Depreciation                                                                      174,637            127,103
  Provision for loan loss                                                           317,460            265,455
  Premium amortization and discount accretion, net                                  (18,233)           (53,130)
  Cumulative effect of a change in accounting principle                                   0             71,326
  Increase in accrued interest receivable                                          (200,931)          (101,041)
  Increase in accrued interest payable                                               67,262             72,652
  Increase in other assets                                                          (34,412)           (28,379)
  Deferred income taxes                                                            (406,627)                 0
  Increase (decrease) in other liabilities                                           74,235           (101,185)
                                                                               ------------       ------------
    Net cash provided (used) by operating activities                                787,800           (138,120)
                                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Federal Home Loan Bank stock                                            (87,500)                 0
Purchases of securities available for sale                                       (2,010,234)        (2,509,711)
Maturities of securities available for sale                                       2,521,000          2,100,000
Net increase in loans                                                           (21,550,814)       (16,984,105)
Additions to premises and equipment                                                 (73,521)          (401,655)
Issuance of common stock                                                                  0            257,420
                                                                               ------------       ------------
    Net cash used in investing activities                                       (21,201,069)       (17,538,051)
                                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts              11,806,039         10,836,202
Net increase in certificates of deposits                                          7,828,132          7,704,525
Net increase in federal funds purchased                                           1,760,000                  0
                                                                               ------------       ------------
    Net cash provided by financing activities                                    21,394,171         18,540,727
                                                                               ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           980,902            864,556
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  4,005,187          3,545,714
                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  4,986,089       $  4,410,270
                                                                               ============       ============


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                                                   $  1,363,424       $    693,582
    Income taxes                                                                      3,000                  0


See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORTION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Weststar Financial Services Corporation (the "Company") is a bank holding company with one subsidiary, The Bank of Asheville, a state chartered commercial bank incorporated in North Carolina on October 29, 1997. Common shares of The Bank of Asheville were exchanged for common shares of the Company on April 29, 2000.

               In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and December 31, 1999, and the consolidated results of their operations and their cash flows for the three and nine month periods ended September 30, 2000 and 1999.

               The accounting policies followed are set forth in Note 1 to the 1999 Annual Report to Shareholders (Form 10-KSB) on file with the Federal Deposit Insurance Corporation.

2. Loans at September 30, 2000 and December 31, 1999 classified by type are as follows:

                                                            September 30,       December 31,
                                                                2000               1999
               Real Estate:
                 Construction                              $  9,201,506       $  7,152,238
                 Mortgage                                    29,890,483         16,963,594
               Commercial, financial and agricultural        16,090,477          9,926,255
               Consumer                                       1,009,529            562,765
                                                           ------------       ------------
               Subtotal                                      56,191,995         34,604,852
               Net deferred loan origination fees              (202,580)          (144,128)
                                                           ------------       ------------
               Total                                       $ 55,989,415       $ 34,460,724
                                                           ============       ============


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

4. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of lines to extend credit were $10,618,000 and $5,537,000 at September 30, 2000 and December 31, 1999, respectively.

5. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 633,298 and 613,395 for the quarters ended September 30, 2000 and 1999, respectively and 633,298 and 609,530 for the nine month periods ended September 30, 2000 and 1999, respectively. There were no potentially dilutive securities during the three and nine month periods ended September 30, 2000 and 1999.

6. The Company's capital at September 30, 2000 and December 31, 1999 to risk weighted assets totaled 12.92% and 17.13%, respectively. Current federal regulations require that the Company maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company must maintain a leverage ratio of 4%. As of September 30, 2000 and December 31, 1999, the Company's capital exceeded the current capital requirements.

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

               In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging
               Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 was amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective
               Date for FASB Statement No. 133", which delays the Company's effective date until January 1, 2001. Management does not believe that SFAS 133 will have a material effect on the Company's financial statements and current disclosures.

               In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS 125 without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Management does not believe that SFAS 140 will have a material effect on the Company's financial statements and current disclosures.

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

During the period from December 31, 1999 to September 30, 2000 total assets increased $22,354,456 or 52%. This increase, reflected primarily in the cash and loan portfolios, was funded primarily by deposit growth.

Securities and interest-bearing balances with other financial institutions at September 30, 2000 totaled $2,024,989 compared to $4,615,195 at December 31, 1999. Securities available for sale remained relatively flat when compared to December 31, 1999 and federal funds sold was reduced to none as funds were allocated to the loan portfolio. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. During the nine month period of 2000, an additional investment of $87,500 was required by the Federal Home Loan Bank.

The loan portfolio constituted 85% of the Company's total assets. Loans increased $21,528,691 from December 31, 1999 to September 30, 2000. The increase in loan demand resulted from market penetration into the small business, professional and consumer bases within the Company's market. Management places a strong emphasis on loan quality. At September 30, 2000, there were no loans that
(i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Management considers the Company's asset quality to be of primary importance. The allowance for loan losses, which is utilized to absorb losses inherent in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. The loan portfolio is analyzed periodically in an effort to identify potential problems before they actually occur. The allowance for loan losses is evaluated on a regular basis by management using a methodology that segments the loan portfolio by types. This methodology is based upon management's periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Because the Company has been in existence for a relatively short time, and therefore has a limited history, management has also considered in applying its analytical methodology the loss experience and allowance levels of other peer community banks and the historical experiences encountered by the Company's management and senior lending officers. Weststar's methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements, which are the formula allowance and specific allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans and commitments. Changes in risk grades of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based in part on limited experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following way.

- Problem graded loan loss factors are derived from a methodology that utilizes published experience of peer community banks and the historical experiences encountered by Weststar's management.
- Pass graded loan loss factors are based on average annual net charge-offs rate over a period believed to be a business cycle.
- Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment loans.
- Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the formula allowance. This amount is determined either by a discounted cash flow method or the fair value of the collateral.

The Company has incurred limited charge-off experience. Actual charge-offs are compared to the allowance and adjustments are made accordingly. Also, by basing the pass graded loan loss factors over a period relative of a business cycle, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted monthly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, the methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgement, significant factors, which affect the collectibility of the portfolio as of the evaluation date, are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information.

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at September 30, 2000 and December 31, 1999 was $824,145 and $528,808 or 1.47% and 1.53%, respectively, of gross loans outstanding.

Deposits increased $19,634,171 during the nine months ended September 30, 2000. The growth was found in all categories of deposits. Transaction and savings accounts accounted for $11,806,039 or 60% of growth, while time deposits accounted for $7,828,132 or 40% of growth. Approximately $5 million in time deposits were generated through the internet. These deposits primarily represent deposits from other financial institutions such as credit unions and savings banks, and account for approximately 9% of total deposits.

The Company's capital at September 30, 2000 to risk weighted assets totaled 12.92%. Current federal regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company must maintain a leverage ratio of 4%. As of September 30, 2000, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2000 totaled $850,350 compared to $473,741 in 1999. This increase is attributable to growth in net earning assets and improved net interest margins. The Company's net interest margin was approximately 5.7% and 5.2% for the quarters ended September 30, 2000 and 1999, respectively.

Weststar recorded a provision for loan losses of $160,260 and $16,170 for the quarters ended September 30, 2000 and 1999, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for credit losses increased due to growth in the loan portfolio, and an increase in non-performing loans from .30% to .83% of gross loans outstanding at September 30, 1999 and 2000, respectively.

Non-interest income for the September 30, 2000 and 1999 quarters totaled $136,018 and $126,086, respectively. The growth in service charge income increased commensurate with growth in transaction related deposit accounts. Non-interest expense totaled $623,342 compared to $531,623 in 1999. Non-interest expense increased primarily as a result of Company wide asset growth and the costs of servicing a larger loan and deposit base of customers. Additional increased costs related directly to insurance, supplies, audit, tax and legal fees as well as a sundry of other items. Income (loss) before income taxes totaled $202,766 and $7,034 for the quarters ended September 30, 2000 and 1999, respectively. Income taxes totaled $70,049 and none for the quarters ended September 30, 2000 and 1999, respectively. Net income totaled $132,717 and $7,034 for the quarters ended September 30, 2000 and 1999, respectively.

Other comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $2,908 and $385 in 2000 and 1999, respectively. Comprehensive income totaled $135,625 for the quarter ended September 30, 2000 compared to $7,419 for the quarters ended September 30, 1999.

COMPARATIVE NINE MONTHS

Net interest income for the nine month period ended September 30, 2000 totaled $2,172,521 compared to $1,098,463 in 1999. This increase is primarily attributable to growth in earning assets and interest-bearing liabilities. The Company's net interest margin was approximately 5.5% and 4.7% for the nine months ended September 30, 2000 and 1999, respectively.

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered to be adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risks. During the nine month period ended September 30, 2000 and 1999, management allocated $317,460 and $265,455, respectively, to the loan loss reserve.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $194,528 and $90,544 at September 30, 2000 and 1999, respectively. The average recorded balance of impaired loans during 2000 and 1999 was not significantly different from the balance at September 30, 2000 and 1999. Loans are considered impaired when based on current information, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the estimated present value of the total expected future cash flows, discounted at the loan's effective rate or the fair value of the collateral, if the loan is collateral dependent. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $51,779 and $51,823 at September 30, 2000 and 1999, respectively. For the nine month period ended September 30, 2000 and 1999, the Company recognized interest income from impaired loans of approximately $8,660 and $4,044, respectively.

Non-interest income for the nine month period ended September 30, 2000 and 1999 totaled $369,003 and $283,045, respectively. The growth in service charge income increased commensurate with growth in transaction related deposit accounts. Non-interest expense totaled $1,813,282 compared to $1,435,648 in 1999. Non-interest expense increased primarily as a result of additional staffing and premises and equipment purchases related to growth. Additional increased costs related directly to insurance, supplies, audit, tax and legal fees as well as a sundry of other items. The net operating income (loss) before a cumulative effect of a change in accounting principle and income tax benefit was $410,782 and ($319,595) for September 30, 2000 and 1999, respectively.

For the nine month period ended September 30, 2000, the Company recognized an income tax benefit of $403,627 primarily related to the release of a valuation allowance of $530,612 previously recorded against deferred tax assets, net of income taxes related to operations for the period. At December 31, 1999 management believed the realization of the valuation allowance was not reasonably assured. Based upon the taxable income being generated in 2000 and management's expectations of continued profitability, management now believes the realization of the deferred tax asset is more likely than not. The valuation allowance was reversed in the first quarter of 2000, thereby providing a deferred tax benefit. Net income totaled $814,409 compared to ($390,921) for the nine month periods ended September 30, 2000 and 1999, respectively.

Other comprehensive income (loss), which is the change in shareholders' equity excluding transactions with shareholders', totaled $4,380 and $(3,291) in 2000 and 1999, respectively. Other comprehensive income (loss) totaled $818,789 compared to $(394,212) in 2000 and 1999, respectively.

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

                                        Weststar Financial Services Corporation
                                        (Registrant)

November 10, 2000                       /s/ Randall C.  Hall
                                        --------------------
                                        Randall C. Hall
                                        Executive Vice President and
                                        Chief Financial and
                                        Principal Accounting Officer