Form 10KSB
period 2000-12-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2001-04-02
CIK 1106181

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission File Number: 000-30515

                     WESTSTAR FINANCIAL SERVICES CORPORATION
             (Exact Name of Registrant as specified in its charter)

                                 NORTH CAROLINA
                            (State of Incorporation)

                                   56-2181423
                      (I.R.S. Employer Identification No.)

                                79 Woodfin Place
                         Asheville, North Carolina 28801
                          (Address of Principal Office)

                                 (828) 252-1735
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The Registrant's revenues for the year ended December 31, 2000 were $5,806,169.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2000 was approximately $4,282,897.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2000 was 633,298.

                      Documents Incorporated by Reference:

         1. Proxy Statement for the 2001 Annual Meeting of Shareholders (Parts II and III).

Transitional Small Business Disclosure Format      Yes ____        No  X

                        FORM 10-KSB CROSS-REFERENCE INDEX

                                                      Form
PART I                                               10-KSB     Proxy Statement

Item 1 - Business                                      3
Item 2 - Properties                                    7
Item 3 - Legal Proceedings                             7
Item 4 -  Submission of Matters to a Vote
           of Security Holders                         7

PART II

Item 5 - Market Price and Dividends on the
           Registrant's Common Equity and
           Other Shareholder Matters                   8
Item 6 - Management's Discussion & Analysis                           19
Item 7 - Financial Statements                                         F-1
Item 8 - Changes in and Disagreements with
           Accountants on Financial Disclosure         9

PART III

Item 9 - Directors, Executive Officers, Promoters
           and Control Persons                                        4&7
Item 10 - Executive Compensation                                      7
Item 11 - Security Ownership of Certain Beneficial
           Owners and Management                                      3
Item 12 - Certain relationships and Related
            Transactions                                              9
Item 13 - Exhibits and Reports on Form 8-K             9

                                     PART I

ITEM 1:  BUSINESS

General

Weststar Financial Services Corporation (the "Registrant" or the "Company") is a bank holding company formed in April 2000 to own all of the common stock of The Bank of Asheville (the "Bank"), a North Carolina-chartered bank that opened for business as a community bank in Asheville, Buncombe County, North Carolina in December 1997. At this time, Weststar does not engage in any business activities on its own. It only owns The Bank of Asheville, which engages in the commercial banking business.

Primary Market Area

The Registrant's market area consists of Asheville, Buncombe County, North Carolina and surrounding areas. Buncombe County is part of the Asheville Ranally Metropolitian area. Asheville is the county seat and the industrial center of Buncombe County with a population of approximately 68,000. In addition, Asheville is the commercial hub for several other prosperous towns in Buncombe County, including Arden, Biltmore Forest, Black Mountain, Montreat, Skyland, Weaverville and Woodfin. The total population of Buncombe County is 190,200.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant's competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. In Buncombe County there are currently 45 offices of 7 different commercial banks (including the largest banks in North Carolina) and 28 offices of 16 savings institutions and credit unions, as well as offices of various other entities engaged in the extension of credit. As of June 30, 2000, Registrant accounted for 2.08% of total deposits held by commercial banks and savings banks in Buncombe County.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of Registrant's competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and which has heightened the competition among banks in North Carolina.

Despite the competition in its market area, Registrant believes that it has certain competitive advantages that distinguish it from its competition. Registrant believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. Registrant is locally owned and managed, making credit and other decisions that have a direct bearing on service faster and more efficient to obtain. Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. Registrant offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs.

Registrant also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional newspaper and radio media to attract new customers. To enhance a positive image in the community, Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

The Bank currently employs 30 full-time equivalent employees. Registrant does not have any officers or employees who are not also officers or employees of the Bank. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

Regulation

Registrant is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant.

                          The Bank Holding Company Act

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

STATE LAW. Registrant is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and Registrant is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition of Registrant. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

DEPOSIT INSURANCE. As a member institution of the FDIC, Registrant's deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to

27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

CAPITAL REQUIREMENTS. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2000, Registrant was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of 10.76% and 12.01% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's IRR management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Registrant to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the FDIA and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

         o publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

         o the establishment of uniform accounting standards by federal banking agencies,

         o the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

         o additional grounds for the appointment of a conservator or receiver, and

         o restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

MISCELLANEOUS. The dividends that may be paid by Registrant are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless Registrant's capital surplus is at least 50% of its paid-in capital. Further, without the approval of the North Carolina Commissioner of Banks, no bank that has not been in existence for at least three years may pay cash dividends.

The earnings of Registrant will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Registrant.

Recent Legislative Developments

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999, which was signed into law on November 12, 1999, will allow a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

ITEM 2:  PROPERTIES

The following table sets forth the location of the Registrant's offices as of December 31, 2000.

                                               APPROX.
                                 YEAR          SQUARE
OFFICE LOCATION                 OPENED         FOOTAGE         OWN/LEASE
---------------                 ------         -------         ---------
Main Office
79 Woodfin Place                1997           10,000          Own
Asheville, NC

Candler Office
6 Dogwood Road                  1999            1,900          Own building,
Candler, NC                                                    lease land

Leicester Highway Office        2000              800          Lease
557 New Leicester Highway
Asheville, NC

ITEM 3:  LEGAL PROCEEDINGS

There were no known current or pending proceedings as of December 31, 2000.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Summary

Weststar Financial Services Corporation stock is traded on the Over-The-Counter Bulletin Board under the symbol "WFSC." There were 633,298 shares outstanding at December 31, 2000 owned by approximately 800 shareholders.

During 2000, 125,200 shares of the Company's common stock were traded. The closing price of the stock was $7.625.

The following table represents stock prices during the trading periods.

2000     1st       2nd        3rd        4th
         Qtr.      Qtr.       Qtr.       Qtr.
High     $  9.50   $  9.375   $  8.875   $  9.00
Low      $  6.375  $  5.625   $  5.00    $  5.125
Close    $  8.375  $  7.625   $  5.625   $  7.625

1999     1st       2nd        3rd        4th
         Qtr.      Qtr.       Qtr.       Qtr.
High     $ 11.00   $ 10.50    $ 11.00    $ 10.50
Low      $  9.50   $  9.50    $  9.00    $  6.375
Close    $  9.50   $ 10.50    $ 10.00    $  7.375

No cash dividends were paid in 2000 or 1999. Registrant was prohibited from paying cash dividends during the first three years of operation.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
908.497.2312 or 800.368.5948

Shareholder Information

For  information,   contact  Randall  C.  Hall,  Executive  Vice  President  and
Secretary, Registrant, 79 Woodfin Place Asheville, North Carolina, 28801 or rhall@bankofasheville.com.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 3:00 p.m., Tuesday, April 17, 2001, at the Renaissance Asheville Hotel, One Thomas Wolfe Plaza, Asheville, North Carolina.

Independent Auditors

Deloitte & Touche LLP, 310 First Union Financial Center, P.O. Box 9197, Hickory, North Carolina 28603.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS

See Proxy Statement pages 19 - 40

ITEM 7:  FINANCIAL STATEMENTS

See Proxy Statement pages F1 - F16.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

See Proxy Statement pages 4 and 7.

ITEM 10:  EXECUTIVE COMPENSATION

See Proxy Statement pages 7 - 8.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Proxy Statement page 3.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Proxy Statement pages 9.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
3(i)     Articles of Incorporation of the Registrant*
3(ii)    Bylaws of the Registrant*
10(i)    Employment Agreement between G. Gordon Greenwood dated
         February 9, 2000*
10(ii) Employment Agreement between the Bank and Randall C. Hall, dated March 20, 1998*
10(iii)  401(k) Savings Plan of the Bank*
99       2001 Proxy Statement**

*  Incorporate  by  reference  to  the   Registration   Statement  on  Form  S-4
(Registration No. 333-30200 filed February 11, 2000 with the Securities and Exchange Commission.)

** As filed with the SEC pursuant to Rule 14a-6(b).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WESTSTAR FINANCIAL SERVICES CORPORATION
                                    ---------------------------------------
                                                (Registrant)


                                    By:   /s/ Randall C. Hall
                                        -------------------------------------
                                        Randall C. Hall
                                        Executive Vice President
                                        Chief Financial Officer and Principal
                                        Accounting Officer

                                    Date:  March 22, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ W. Edward Anderson                                   March 22, 2001
-----------------------
W. Edward Anderson
Director

/s/ Max O. Cogburn, Sr.                                  March 22, 2001
------------------------
Max O. Cogburn, Sr.
Director

/s/ M. David Cogburn, M.D.                               March 22, 2001
---------------------------
M. David Cogburn, M.D.
Director

/s/ G. Gordon Greenwood                                  March 22, 2001
-----------------------------------
G. Gordon Greenwood
President & Chief Executive Officer

/s/ Darryl J. Hart                                       March 22, 2001
-------------------
Darryl J. Hart
Director

/s/ Carol L. King                                        March 22, 2001
------------------
Carol L. King
Director

/s/ Stephen L. Pignatiello                               March 22, 2001
---------------------------
Stephen L. Pignatiello
Director

/s/ Kent W. Salisbury, M.D.                              March 22, 2001
----------------------------
Kent W. Salisbury, M.D.
Director

/s/ Laura A. Webb                                        March 22, 2001
------------------
Laura A. Webb
Director

/s/ David N. Wilcox                                      March 22, 2001
--------------------
David N. Wilcox
Director

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number            Exhibit                                          Page Number
-------           -------                                          -----------

 3(i)             Articles of Incorporation                             *

 3(ii)            Bylaws                                                *

 10(i)            Employment Agreement of G. Gordon Greenwood           *

 10(ii)           Employment Agreement of Howard B. Montgomery          *

 10(iii)          Employment Agreement of Randall C. Hall               *

 10(iv)           401(k) Savings Plan                                   *

 99               2001 Proxy Statement                                  **


* Incorporated by reference.
** As filed with the SEC pursuant to Rule 14a-6(b).