Form 10QSB
period 2001-03-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2001-05-15
CIK 1106181

                UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to
                               ------------------    ---------------------

                        Commission File Number: 000-30515

                     Weststar Financial Services Corporation
             (Exact name of registrant as specified in its charter)

         North Carolina                                   56-2181423
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                      79 Woodfin Place, Asheville NC 28801
                    (Address of principal executive offices)

                                  828.252.1735
              (Registrant's telephone number, including area code)
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value - 790,695 shares outstanding as of May 11, 2001.

INDEX                                                                  Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000                          3

         Consolidated Statements of Operations
           Three Months Ended March 31, 2001 and 2000                    4

         Consolidated Statements of Comprehensive Income
           Three Months Ended March 31, 2001 and 2000                    5

         Consolidated Statement of Changes in Shareholders' Equity
           Three Months Ended March 31, 2001                             6

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 and 2000                    7

         Notes to Consolidated Financial Statements                      8

         Management's Discussion and Analysis
           Financial Condition and Results of Operations                10

Part II - OTHER INFORMATION

Exhibit Index                                                           16

Signatures                                                              17

WESTSTAR FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
                                                                            March 31,        December 31,
                                                                              2001               2000
                                                                         ----------------   ---------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                $     5,642,980    $    3,791,415
  Interest-bearing deposits                                                       23,632           352,394
  Federal funds sold                                                           5,551,000           900,000
                                                                         ---------------    --------------
      Total cash and cash equivalents                                         11,217,612         5,043,809
                                                                         ---------------    --------------
Investment securities -
  Available for sale, at fair value (amortized cost of
  $2,029,059 and $2,019,607, respectively)                                     2,042,148         2,022,608
                                                                         ----------------   --------------
Loans                                                                         63,329,963        60,292,631
Allowance for loan losses                                                       (949,428)         (871,706)
                                                                         ---------------    --------------
Net loans                                                                     62,380,535        59,420,925
Premises and equipment, net                                                    2,367,729         2,432,535
Accrued interest receivable                                                      414,129           433,394
Federal Home Loan Bank stock, at cost                                            229,800           225,000
Deferred income taxes                                                            356,646           459,931
Other assets                                                                     236,537           152,215
                                                                         ---------------    --------------
TOTAL                                                                    $    79,245,136    $   70,190,417
                                                                         ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                 $    10,834,478    $   10,652,742
  NOW accounts                                                                 8,979,132         7,838,070
  Money market accounts                                                       12,683,380        12,111,132
  Savings                                                                        903,009           755,286
  Time deposits of $100,000 or more                                            7,600,059         6,729,107
  Other time deposits                                                         30,260,953        25,116,249
                                                                         ---------------    --------------
        Total deposits                                                        71,261,011        63,202,586
Accrued interest payable                                                         309,826           285,064
Other liabilities                                                                182,109           253,209
Stock subscriptions due                                                                -           328,396
                                                                         ---------------    --------------
      Total liabilities                                                       71,752,946        64,069,255
                                                                         ---------------    --------------


SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                  -                 -
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 790,695 and 633,298, respectively           790,695           633,298
Additional paid-in capital                                                     7,194,149         6,129,636
Accumulated deficit                                                             (500,688)         (643,614)
Accumulated other comprehensive income                                             8,034             1,842
                                                                         ---------------    --------------
      Total shareholders' equity                                               7,492,190         6,121,162
                                                                         ---------------    --------------
TOTAL                                                                    $    79,245,136    $   70,190,417
                                                                         ===============    ==============

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)
                                                         Three Months
                                                       Ended March 31,
                                                   2001               2000
                                               --------------     -------------
INTEREST INCOME:
Interest and fees on loans                     $   1,568,521      $    933,186
Federal funds sold                                    37,703            27,446
Interest-bearing deposits with other banks             3,556                54
Investments:
  U.S Treasuries                                      11,861            10,302
  U.S. Government agencies                            19,949            24,114
  Corporate dividends                                  4,081             1,135
                                               -------------      ------------
       Total interest income                       1,645,671           996,237
                                               -------------      ------------
INTEREST EXPENSE:
Time deposits of $100,000 or more                    115,948            82,643
Other time and savings deposits                      633,817           327,835
Federal funds purchased                                  544                 -
Other interest expense                                   719                41
                                               -------------      ------------
     Total interest expense                          751,028           410,519
                                               -------------      ------------
NET INTEREST INCOME                                  894,643           585,718
PROVISION FOR LOAN LOSSES                            114,070            57,200
                                               -------------      ------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                     780,573           528,518
                                               -------------      ------------
OTHER INCOME:
Service charges on deposit accounts                  127,080            90,026
Other service fees and commissions                    56,353            25,270
Other                                                  3,128             3,779
                                               -------------      ------------
       Total other income                            186,561           119,075
                                               -------------      ------------
OTHER EXPENSES:
Salaries and wages                                   298,386           264,431
Employee benefits                                     83,603            29,198
Occupancy expense, net                                41,458            28,538
Equipment rentals, depreciation and
  maintenance                                         67,288            57,496
Supplies                                              38,601            32,442
Professional fees                                    123,356           145,274
Marketing                                             46,608            34,567
Other                                                 24,897             4,086
                                               -------------      ------------
        Total other expenses                         724,197           596,032
                                               -------------      ------------
INCOME BEFORE INCOME TAXES                           242,937            51,561
INCOME TAX PROVISION (BENEFIT)                       100,011          (530,612)
                                               -------------      ------------
NET INCOME                                     $     142,926      $    582,173
                                               =============      ============

EARNINGS PER SHARE:
Basic                                          $        0.21      $       0.92
                                               =============      ============
Diluted                                        $        0.21      $       0.92
                                               =============      ============

See notes to consolidated financial statements
                                                                               4

Weststar Financial Services Corporation
Consolidated Statements of Comprehensive Income (unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                        2001            2000
NET INCOME                                         $    142,926   $    582,173
OTHER COMPREHENSIVE INCOME
Unrealized holding gains on securities
  available for sale, net of taxes                        6,192            200
                                                   ------------   ------------

COMPREHENSIVE INCOME                               $    149,118   $    582,373
                                                   ============   ============

See notes to consolidated financial statements.
                                                                               5

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001 (unaudited)
                                                                                       Accumulated
                                       Common Stock       Additional                      Other           Total
                                    --------------------   Paid-In     Accumulated    Comprehensive    Shareholders'
                                      Shares     Amount    Capital       Deficit          Income          Equity
Balance December 31, 2000            633,298    $633,298   $6,129,636    $(643,614)       $1,842         $6,121,162
  Net change in unrealized
     gain on securities held for                                                           6,192              6,192
sale
  Issuance of common stock           157,397     157,397    1,064,513                                     1,221,910
  Net income                                                               142,926                          142,926
                                   ---------------------------------------------------------------------------------
Balance March 31, 2001               790,695    $790,695   $7,194,149    $(500,688)       $8,034         $7,492,190
                                   =================================================================================


See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,                              2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   142,926    $   582,173
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                    70,150         54,211
  Provision for loan loss                                        114,070         57,200
  Premium amortization and discount accretion, net                (2,913)       (11,000)
  (Increase) decrease in accrued interest receivable              19,265        (70,495)
  Increase in accrued interest payable                            24,762          6,652
  Increase in other assets                                       (84,323)       (36,471)
  Deferred income tax provision (benefit)                         99,390       (530,612)
  Decrease in other liabilities                                  (71,100)        (7,674)
                                                             -----------    -----------
    Net cash provided by operating activities                    312,227         43,984
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Federal Home Loan Bank stock                          (4,800)       (87,500)
Purchases of securities available for sale                      (781,539)             -
Maturities of securities available for sale                      775,000              -
Net increase in loans                                         (3,073,680)    (6,431,565)
Additions to premises and equipment                               (5,344)        (9,875)
                                                             -----------    -----------
    Net cash used in investing activities                     (3,090,363)    (6,528,940)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and
  savings accounts                                             2,042,769      5,723,862
Net increase in certificates of deposits                       6,015,656      1,887,644
Issuance of common stock                                       1,221,910              -
Common stock subscriptions                                      (328,396)             -
                                                             -----------    -----------
    Net cash provided by financing activities                  8,951,939      7,611,506
                                                             -----------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      6,173,803      1,126,550
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               5,043,809      4,005,187
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $11,217,612    $ 5,131,737
                                                             ===========    ===========


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                                 $   726,266    $   403,867
    Income taxes                                             $     2,545    $         -

See notes to consolidated financial statements.
                                                                               7

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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and December 31, 2000, and the consolidated results of their operations and their cash flows for the three month periods ended March 31, 2001 and 2000.

     The accounting policies followed are set forth in Note 1 to the 2000 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at March 31, 2001 and December 31, 2000 classified by type are as follows:

                                                  March 31,      December 31,
                                                    2001             2000
     Real Estate:
      Construction                               $10,545,083     $ 8,894,309
     Mortgage                                     33,207,954      32,332,304
     Commercial, financial and agricultural       17,324,451      17,939,971
     Consumer                                      2,438,762       1,338,067
                                                 -----------     -----------
     Subtotal                                     63,516,250      60,504,651
     Net deferred loan origination fees             (186,287)       (212,020)
                                                 -----------     -----------
     Total                                       $63,329,963     $60,292,631
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

4. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of lines to extend credit were $9,990,000 and $16,144,000 at March 31, 2001 and December 31, 2000, respectively.

5. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 687,513 and 633,298 for the quarters ended March 31, 2001 and 2000, respectively. There were no potentially dilutive common stock equivalents outstanding during the three month periods.

6. The Company's capital at March 31, 2001 and December 31, 2000 to risk weighted assets totaled 15.17% and 12.01%, respectively. Current federal regulations require that the Company maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company must maintain a leverage ratio of 4%. As of March 31, 2001 and December 31, 2000, the Company's capital exceeded the current capital requirements.

7. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date for FASB Statement No. 133, which delayed the Company's effective date until January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements and current disclosures.

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

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2001 COMPARED TO DECEMBER 31, 2000

During the period from December 31, 2000 to March 31, 2001, total assets increased $9,054,719 or 13%. This increase, reflected primarily in the cash and cash equivalents, and loan portfolio, was funded primarily by deposit growth and proceeds raised during the Company's secondary stock issue.

Securities, federal funds sold and interest-bearing balances with other financial institutions at March 31, 2001 totaled $7,616,780 compared to $3,275,002 at December 31, 2000. Securities available for sale remained relatively flat when compared to December 31, 2000. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. During the three month period of 2001, the Federal Home Loan Bank required an additional investment of $4,800. The total investment in the Federal Home Loan Bank equaled $229,800.

The loan portfolio constituted 79% of the Company's total assets. Loans increased $3,037,332 from December 31, 2000 to March 31, 2001. A softening in the economy in addition to management's desire to improve liquidity and manage loan growth commiserate with deposit growth resulted in the modest 5% increase in loan growth. Management places a strong emphasis on loan quality. At March 31, 2001, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,443,404, $361,312, and $199,650 at March 31, 2001and 2000, and December 31, 2000,
respectively. The average recorded balance of impaired loans during 2001 and 2000 was not significantly different from the balance at March 31, 2001 and 2000, and December 31, 2000, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $90,667 and $64,660 and $86,152 at March 31, 2001 and 2000, and December 31, 2000,
respectively. For the three month periods ended March 31, 2001 and 2000, Weststar recognized interest income from impaired loans of approximately $42,276 and $1,571.

Loans are considered impaired when based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the estimated present value of the total expected future cash flows, discounted at the loan's effective rate or the fair value of the collateral, if the loan is collateral dependent.

The allowance for loan losses at March 31, 2001 and 2000, and December 31, 2000 was 1.50% 1.43% and 1.45%, respectively, of gross loans outstanding.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended March 31, 2001 and 2000, and for the year ended December 31, 2000.

Summary of Allowance for Loan Losses

                                        For the three months      For the year ended
                                          ended March 31,            December 31,
                                         2001        2000          2000       1999
                                         ----        ----          ----       ----
Balance, beginning of period           $871,706    $528,808      $528,808   $218,719
  Charge-offs:
  Real estate - mortgage                (20,000)          -             -          -
  Consumer                              (11,391)          -             -     (2,114)
  Commercial and industrial loans        (4,957)          -      (112,062)   (16,453)
                                       --------    --------      --------   --------
Total charge-offs                       (36,348)          -      (112,062)   (18,567)
Recoveries                                    -           -             -     11,971
                                       --------    --------      --------   --------
Net (charge-offs) recoveries            (36,348)          -      (112,062)    (6,596)
                                       --------    --------      --------   --------
Provision charged to operations         114,070      57,200       454,960    316,685
                                       --------    --------      --------   --------
Balance, end of period                 $949,428    $586,008      $871,706   $528,808
                                       ========    ========      ========   ========

Percentage of net charge-offs to
  average loans                        .06%        0%            .24%       .03%
Percentage of allowance to
  period-end loans                     1.50%       1.43%         1.45%      1.53%


The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                               Amount of   Percent of   Amount of   Percent of
                               Allowance   Total Loans  Allowance   Total Loans

TYPE OF LOAN:
Real estate                     $591,036        69%      $553,337        68%
Commercial and industrial
  loans                          315,874        27%       278,879        30%
Consumer                          16,832         4%        15,822         2%
Unallocated                       25,686         -         23,668         -
                                --------       ---       --------       ---
Total allowance                 $949,428       100%      $871,706       100%
                                ========       ===       ========       ===

The Company does not have any significant loan concentrations. During the period, loan quality and terms remained relatively unchanged and therefore had no significant impact on the allowance. Growth in the allowance has been based upon our formula allowance. Due to the overall consistency of the loan portfolio, there has been no reallocation of the allowance among different parts of the portfolio.

During 1999, 2000 and 2001, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

Deposits increased $8,058,425 during the three months ended March 31, 2001. The growth was found in all categories of deposits. Growth stemmed from continued market penetration and the addition of new products/services. Transaction and savings accounts accounted for $2,042,769 or 25.3% of growth, while time deposits accounted for $6,015,656 or 74.7% of growth.

The Company's capital at March 31, 2001 to risk weighted assets totaled 15.17%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of March 31, 2001, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 AND 2000

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended March 31, 2001 totaled $894,643 compared to $585,718 in 2000. This increase is attributable to growth in net earning assets. The Company's net interest margin was approximately 4.9% and 5.2% for the quarters ended March 31, 2001 and 2000, respectively.

Weststar recorded a provision for loan losses of $114,070 and $57,200 for the quarters ended March 31, 2001 and 2000, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for credit losses increased due to growth in the loan portfolio, and an increase in non-performing loans from .87% to 1.44% of gross loans outstanding at March 31, 2000 and 2001, respectively.

Non-interest income for the March 31, 2001 and 2000 quarters totaled $186,561 and $119,075, respectively. The growth in service charge income increased commensurate with growth in transaction related deposit accounts. Non-interest expense totaled $724,197 compared to $596,032 in 2000. Non-interest expense increased primarily as a result of Company wide asset growth, the costs of servicing a larger loan and deposit base of customers and the addition of a new banking location. Additional increased costs related directly to insurance, supplies, audit, tax and legal fees as well as a sundry of other items. Income before income tax provision (benefit) totaled $242,937 and $51,561 for the quarters ended March 31, 2001 and 2000, respectively. Income tax provision (benefit) totaled $100,011 and ($530,612) for the quarters ended March 31, 2001 and 2000, respectively. Net income totaled $142,926 and $582,173 for the quarters ended March 31, 2001 and 2000, respectively.

Other comprehensive income totaled $6,192 and $200 in 2001 and 2000, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $149,118 and $582,373 for the quarters ended March 31, 2001 and 2000, respectively.


                           ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of its assets and liabilities in view of various interest rate scenarios. Factors beyond the Company's control, such as market interest rates and competition, may also have an impact on the Company's interest income and interest expense.

In the absence of other factors, the yield or return associated with the Company's earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline.

Interest Rate Gap Analysis. As a part of its interest rate risk management policy, the Company calculates an interest rate "gap." Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to repricing. A "positive" gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its income should be negatively affected. Conversely, the cost of funds for an institution with a positive gap would generally be expected to increase more slowly than the yield on its assets in a rising interest rate environment, and such institution's net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a "negative gap."

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2001, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.



                                                                  TERMS TO REPRICING AT MARCH 31, 2001
                                    1-90 Days      91-180 Days      181-365 Days  Total One Year    Non-Sensitive        Total
Interest-earning assets:
Interest bearing deposits         $    23,632                -                 -       $  23,632                -       $  23,632
Federal funds sold                  5,551,000                -                 -       5,551,000                -       5,551,000
Investment securities                 500,036      $   747,670                 -       1,247,706                -       2,029,059

Federal Home Loan Bank stock                -                -                 -               -        $ 229,800         229,800
Loans                              45,010,162        1,828,061       $ 2,841,458      49,679,681       13,650,282      63,329,963
Total interest-earning assets      51,084,830        2,575,731         2,841,458      56,502,019       14,661,435      71,163,454

Interest-bearing liabilities
Time deposits                       7,078,706       10,603,114        19,051,550      36,733,370        1,127,642      37,861,012
All other deposits                 22,565,521                -                 -      22,565,521                -      22,565,521
Total interest-bearing             29,644,227       10,603,114        19,051,550      59,298,891        1,127,642      60,426,533
liabilities

Interest sensitivity gap          $21,440,603      ($8,027,383)     ($16,210,092)    ($2,796,872)     $13,533,793     $10,736,921
Cumulative interest sensitivity
Gap                               $21,440,603      $13,413,220       ($2,796,872)
Interest-earning assets as a
Percent of interest sensitive
liabilities                             172.3%            24.2%             14.9%           95.3%


Weststar has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities.

                                  ASSET QUALITY

Management considers Weststar's asset quality to be of primary importance. We maintain an allowance for loan losses, to absorb losses inherent in the loan portfolio. The loan portfolio is analyzed monthly in an effort to identify potential problems before they actually occur. The allowance for loan losses is evaluated on a regular basis by management using a methodology that segments the loan portfolio by types. Weststar's methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements which are the formula allowance and specific allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based in part on limited experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following way.

     - Problem graded loan loss factors are derived from a methodology that utilizes published experience of peer community banks and the historical experiences encountered by Weststar's management and senior lending officers.

     - Pass graded loan loss factors are based on the average annual net charge-off rate over a period we believe is reflective of a business cycle.

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

The Company has incurred limited charge-off experience. Actual charge-offs are compared to the allowance and adjustments are made accordingly. Also, by basing the pass graded loan loss factors on charge-off rates over a period reflective of a business cycle, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted monthly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgement, significant factors, which affect the collectibility of the portfolio as of the evaluation date, are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

                                CAPITAL RESOURCES

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve, the primary regulators of The Bank of Asheville and Weststar, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines.

As shown in the following table, Weststar and The Bank of Asheville both maintained capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies.


                               REGULATORY CAPITAL

                                                                                                    To Be Well
                                                                                                  Capitalized Under
                                                                            For Capital           Prompt Corrective
                                                        Actual           Adequacy Purposes        Action Provisions
                                                 Amount       Ratio      Amount       Ratio       Amount       Ratio
                                                 ------       -----      ------       -----       ------       -----
                                                                     (Dollars in Thousands)
As of March 31, 2001
Total Capital (to Risk Weighted Assets)
  Consolidated                                    $8,160      15.17%      $4,304        8.00%      $5,380      10.00%
  Bank                                            $8,037      14.94%      $4,304        8.00%      $5,380      10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                    $7,484      13.91%      $2,152        4.00%      $3,228       6.00%
  Bank                                            $7,361      13.68%      $2,152        4.00%      $3,228       6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                    $7,484      10.32%      $2,902        4.00%      $3,628       5.00%
  Bank                                            $7,361      10.15%      $2,902        4.00%      $3,628       5.00%


                                    LIQUIDITY

Maintaining adequate liquidity while managing interest rate risk is the primary goal of Weststar's asset and liability management strategy. Liquidity is the ability to fund the needs of the Company's borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Loan repayments, deposit growth, federal funds purchased and borrowings from the Federal Home Loan Bank are presently the main sources of the Company's liquidity. The Company's primary uses of liquidity are to fund loans and to make investments.

As of March 31, 2001, liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $11.2 million, which represents 14.2% of total assets and 15.8% of total deposits and borrowings. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $12.8 million. At March 31, 2001, outstanding commitments to extend credit and available lines of credit were $10.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 53.1% of Weststar's total deposits at March 31, 2001. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 10.7% of the Company's total deposits at year-end. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.

                              INVESTMENT ACTIVITIES

At March 31, 2001, Weststar's investments consisted of U.S. Treasury notes and U.S. Government agency securities. The treasury notes and agency securities, with aggregate amortized cost of $2 million, are classified as available for sale and are presented in the financial statements at their market value of $2 million at March 31, 2001. These securities have a yield of 6.4% and 5.7% with an aggregate duration of approximately 12.6 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $229,800 with a yield of 7.25% at March 31, 2001. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed as an other asset rather than a component of the Company's investment portfolio.


                     IMPACT OF INFLATION AND CHANGING PRICES

A financial institution has assets and liabilities that are distinctly different from those of a company with substantial investments in plant and inventory because the major portion of its assets is monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor which may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses, cost of supplies and outside services tend to increase more during periods of high inflation.

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

                                  Weststar Financial Services Corporation
                                  (Registrant)

May 11,  2001                     /s/Randall C.  Hall
                                  Randall C. Hall
                                  Executive Vice President and
                                  Chief Financial and
                                  Principal Accounting Officer