Form 10KSB/A
period 2001-03-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2001-05-21
CIK 1106181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ______________ to ______________.

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

                                 (828) 252-1735
              (Registrant's telephone number, including area code)
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No ____

                        APPLICATION TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value - 633,298 shares outstanding as of November 10, 2000.

ITEM 7:   FINANCIAL STATEMENTS

          See Exhibit 99, attached hereto.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WESTSTAR FINANCIAL SERVICES CORPORATION
                                           (Registrant)



                                By:     /s/ G. Gordon Greenwood
                                        -------------------------------------
                                        G. Gordon Greenwood
                                        President and Chief Executive Officer


                                Date:   May 16, 2001

                                  EXHIBIT INDEX



         Exhibit                                                   Page
         Number           Exhibit                                 Number
         ------           -------                                 ------
           99             Financial Statements                      5