Form 10QSB
period 2001-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2001-08-10
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to __________


                        Commission File Number: 000-30515


                     Weststar Financial Services Corporation
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

              North Carolina                              56-2181423
              --------------                              ----------
(State or other jurisdiction of incorporation         (IRS Employer
 or organization)                                      Identification No.)

                      79 Woodfin Place, Asheville NC 28801
                      ------------------------------------
                    (Address of principal executive offices)

                                  828.252.1735
                                  ------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

Common stock, $1.00 par value - 790,695 shares outstanding as of August 8, 2001.

                                   INDEX

                                                                       Page
                                                                       ----

Part I - FINANCIAL INFORMATION

Financial Statements:
      Consolidated Balance Sheets
        June 30, 2001 and December 31, 2000                             3

      Consolidated Statements of Income
        Three and Six Months Ended June 30, 2001 and 2000               4

      Consolidated Statements of Comprehensive Income
        Three and Six Months Ended June 30, 2001 and 2000               5

      Consolidated Statement of Changes in Shareholders' Equity
        Six Months Ended June 30, 2001                                  6

      Consolidated Statements of Cash Flows
        Six Months Ended June 30, 2001 and 2000                         7

      Notes to Consolidated Financial Statements                        8

      Management's Discussion and Analysis
        Financial Condition and Results of Operations                   10

Part II - OTHER INFORMATION

Exhibit Index                                                           17

Signatures                                                              18


WESTSTAR FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS                                                  (unaudited)
                                                                               June 30,        December 31,
                                                                                2001               2000
                                                                            ------------       ------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                   $  5,421,762       $  3,791,415
  Interest-bearing deposits                                                       27,924            352,394
  Federal funds sold                                                           3,616,000            900,000
                                                                            ------------       ------------
      Total cash and cash equivalents                                          9,065,686          5,043,809
                                                                            ------------       ------------
Investment securities -
  Available for sale, at fair value (amortized cost of
  $5,030,149 and $2,019,607, respectively)                                     5,061,182          2,022,608
                                                                            ------------       ------------
Loans                                                                         63,512,683         60,292,631
Allowance for loan losses                                                       (918,461)          (871,706)
                                                                            ------------       ------------
Net loans                                                                     62,594,222         59,420,925
Premises and equipment, net                                                    2,301,513          2,432,535
Accrued interest receivable                                                      448,505            433,394
Federal Home Loan Bank stock, at cost                                            229,800            225,000
Deferred income taxes                                                            287,103            459,931
Other assets                                                                     356,879            152,215
                                                                            ------------       ------------
TOTAL                                                                       $ 80,344,890       $ 70,190,417
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                    $ 11,721,887       $ 10,652,742
  NOW accounts                                                                 9,168,643          7,838,070
  Money market accounts                                                       12,530,982         12,111,132
  Savings                                                                        946,871            755,286
  Time deposits of $100,000 or more                                            9,411,977          6,729,107
  Other time deposits                                                         28,279,772         25,116,249
                                                                            ------------       ------------
        Total deposits                                                        72,060,132         63,202,586
Accrued interest payable                                                         308,795           285,0649
Other liabilities                                                                314,778            253,209
Stock subscriptions due                                                               --            328,396
                                                                            ------------       ------------
      Total liabilities                                                       72,683,705         64,069,255
                                                                            ------------       ------------


SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                 --                 --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 790,695 and 633,298, respectively           790,695            633,298
Additional paid-in capital                                                     7,194,149          6,129,636
Accumulated deficit                                                             (342,707)          (643,614)
Accumulated other comprehensive income                                            19,048              1,842
                                                                            ------------       ------------
      Total shareholders' equity                                               7,661,185          6,121,162
                                                                            ------------       ------------
TOTAL                                                                       $ 80,344,890       $ 70,190,417
                                                                            ------------       ------------

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Income (unaudited)


                                                       Three Months                        Six Months
                                                       Ended June 30,                    Ended June 30,
                                                    2001             2000            2001              2000
                                                -----------      -----------      -----------      -----------
INTEREST INCOME:
Interest and fees on loans                      $ 1,470,326      $ 1,148,316      $ 3,038,847      $ 2,081,502
Federal funds sold                                   42,146           13,336           79,849           40,782
Interest-bearing deposits with other banks              727               62            4,283              116
Investments:
  U.S Treasuries                                     12,054           10,372           23,915           20,674
  U.S. Government agencies                           44,559           22,343           64,508           46,457
  Other                                               4,025            1,212            8,106            2,347
                                                -----------      -----------      -----------      -----------
       Total interest income                      1,573,837        1,195,641        3,219,508        2,191,878
                                                -----------      -----------      -----------      -----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                   144,157           84,353          260,105          166,996
Other time and savings deposits                     586,795          371,508        1,220,612          699,343
Federal funds purchased                                  --            3,327              544            3,327
Other interest expense                                  687               --            1,406               41
                                                -----------      -----------      -----------      -----------
     Total interest expense                         731,639          459,188        1,482,667          869,707
                                                -----------      -----------      -----------      -----------
NET INTEREST INCOME                                 842,198          736,453        1,736,841        1,322,171
PROVISION FOR LOAN LOSSES                           103,700          100,000          217,770          157,200
                                                -----------      -----------      -----------      -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                    738,498          636,453        1,519,071        1,164,971
                                                -----------      -----------      -----------      -----------
OTHER INCOME:
Service charges on deposit accounts                 190,136           79,016          317,216          169,042
Other service fees and commissions                   80,904           31,490          137,257           56,760
Other                                                 5,753            3,404            8,881            7,183
                                                -----------      -----------      -----------      -----------
       Total other income                           276,793          113,910          463,354          232,985
                                                -----------      -----------      -----------      -----------
OTHER EXPENSES:
Salaries and wages                                  295,854          251,107          594,240          515,538
Employee benefits                                    58,779           49,618          142,382           78,816
Occupancy expense, net                               42,176           34,515           83,634           63,053
Equipment rentals, depreciation and
  maintenance                                        65,565           56,025          132,853          113,521
Supplies                                             41,772           28,252           80,373           60,694
Professional fees                                   149,644          127,666          273,000          272,940
Marketing                                            52,009           34,725           98,617           69,292
Other                                                37,533           12,000           62,430           16,086
                                                -----------      -----------      -----------      -----------
        Total other expenses                        743,332          593,908        1,467,529        1,189,940
                                                -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                          271,959          156,455          514,896          208,016
INCOME TAX PROVISION (BENEFIT)                      113,978           56,936          213,989         (473,676)
                                                -----------      -----------      -----------      -----------
NET INCOME                                      $   157,981      $    99,519      $   300,907      $   681,692
                                                ===========      ===========      ===========      ===========
PER SHARE AMOUNTS:
 Basic and diluted net income                   $      0.20      $      0.16      $       .41      $      1.08
                                                ===========      ===========      ===========      ===========


See notes to consolidated financial statements

WESTSTAR FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)


                                                Three Months                 Six Months
                                                Ended June 30,              Ended June 30,
                                              2001          2000          2001          2000
NET INCOME                                  $157,981      $ 99,519      $300,907      $681,692
OTHER COMPREHENSIVE INCOME
Unrealized holding gains on securities
  available for sale, net of taxes            11,014           527        17,206           727
                                            --------      --------      --------      --------

COMPREHENSIVE INCOME                        $168,995      $100,046      $318,113      $682,419
                                            ========      ========      ========      ========






See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001 (unaudited)


                                                                                                  Accumulated
                                              Common Stock          Additional                       Other           Total
                                         ----------------------      Paid-In      Accumulated    Comprehensive   Shareholders'
                                          Shares        Amount       Capital        Deficit          Income         Equity
Balance December 31, 2000                633,298    $   633,298    $ 6,129,636    $  (643,614)    $     1,842    $ 6,121,162
  Net change in unrealized
     gain on securities held for sale                                                                  17,206         17,206
  Issuance of common stock               157,397        157,397      1,064,513                                     1,221,910
  Net income                                                                          300,907                        300,907
                                         -----------------------------------------------------------------------------------
Balance June 30, 2001                    790,695    $   790,695    $ 7,194,149    $  (342,707)    $    19,048    $ 7,661,185
                                         ===================================================================================



See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, (unaudited)


                                                                   2001               2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    300,907       $    681,692
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                     140,613            114,123
  Provision for loan loss                                          217,770            157,200
  Premium amortization and discount accretion, net                  (4,003)           (14,500)
  Increase in accrued interest receivable                          (15,111)          (146,776)
  Increase in accrued interest and income tax payable               73,173             28,460
  Increase in other assets                                        (204,665)           (43,159)
  Deferred income tax provision (benefit)                          162,003           (473,676)
  Decrease in other liabilities                                     12,127             32,319
                                                              ------------       ------------
    Net cash provided by operating activities                      682,814            335,683
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Federal Home Loan Bank stock                            (4,800)           (87,500)
Purchases of securities available for sale                      (4,281,539)        (1,509,984)
Maturities of securities available for sale                      1,275,000          2,021,000
Net increase in loans                                           (3,391,067)       (13,146,499)
Additions to premises and equipment                                 (9,591)           (15,915)
                                                              ------------       ------------
    Net cash used in investing activities                       (6,411,997)       (12,738,898)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and
  savings accounts                                               3,011,153         13,016,268
Net increase in certificates of deposits                         5,846,393          4,093,539
Issuance of common stock                                         1,221,910                 --
Common stock subscriptions                                        (328,396)                --
                                                              ------------       ------------
    Net cash provided by financing activities                    9,751,060         17,109,807
                                                              ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        4,021,877          4,706,592
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,043,809          4,005,187
                                                              ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  9,065,686       $  8,711,779
                                                              ============       ============


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                                  $  1,458,936       $    841,247
    Income taxes                                              $      2,545       $         --


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

                  In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and December 31, 2000, and the consolidated results of their operations for the three and six month periods ended June 30, 2001 and 2000 and their cash flows for the six month periods ended June 30, 2001 and 2000.

                  The accounting policies followed are set forth in Note 1 to the 2000 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at June 30, 2001 and December 31, 2000 classified by type are as follows:

                                                                 June 30,        December 31,
                                                                  2001               2000
                  Real Estate:
                    Construction                              $ 13,953,381       $  8,894,309
                    Mortgage                                    28,438,541         32,332,304
                  Commercial, financial and agricultural        18,913,192         17,939,971
                  Consumer                                       2,396,046          1,338,067
                                                              ------------       ------------
                  Subtotal                                      63,701,160         60,504,651
                  Net deferred loan origination fees              (188,477)          (212,020)
                                                              ------------       ------------
                  Total                                       $ 63,512,683       $ 60,292,631
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

4. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of lines to extend credit were $10,002,000 and $16,144,000 at June 30, 2001 and December 31, 2000,
                  respectively.

5. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 790,695 and 633,298 for the quarters ended June 30, 2001 and 2000, respectively and 739,389 and 633,298 for the six month periods ended June 30, 2001 and 2000, respectively. There were no potentially dilutive common stock equivalents outstanding during the three month periods.

WESTSTAR FINANCIAL SERVICES CORPORTION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. The Company's capital to risk weighted assets at June 30, 2001 and December 31, 2000 totaled 13.66% and 12.01%, respectively. Current federal regulations require that the Company maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company must maintain a leverage ratio of 4%. As of June 30, 2001 and December 31, 2000, the Company's capital exceeded the current capital requirements.

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

                  In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS 125 without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material effect on the Company's financial statements and current disclosures.

                  On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and where there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The statement became effective on July 1, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements and current disclosures.

                  On June 29, 2001 SFAS No. 142 "Goodwill and Other Intangible Assets" was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combination, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. Goodwill and certain intangible assets with indefinite lives acquired after June 30, 2001 are immediately subject to the nonamortization provisions of SFAS No. 142. Intangible assets with definite useful lives will continue to be amortized over their useful lives. The adoption of this statement will not have a material effect on the Company's financial statement and current disclosures.

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

During the period from December 31, 2000 to June 30, 2001, total assets increased $10,154,473 or 14%. This increase, reflected primarily in the cash and cash equivalents, investments, and loan portfolio, was funded primarily by deposit growth and proceeds raised during the Company's secondary stock issue.

Securities, federal funds sold and interest-bearing balances with other financial institutions at June 30, 2001 totaled $8,705,106 compared to $3,275,002 at December 31, 2000. Securities available for sale increased $3,010,542 (excluding unrealized gains). The growth in securities and federal funds sold resulted from management's goal of improving liquidity. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources.

The loan portfolio constituted 79% of the Company's total assets. Loans increased $3,220,052 from December 31, 2000 to June 30, 2001. A softening in the economy in addition to management's desire to improve liquidity and manage loan growth commensurate with deposit growth resulted in the modest 5% increase in loan growth. Management places a strong emphasis on loan quality. At June 30, 2001, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,281,089, $509,299, and $199,650 at June 30, 2001and 2000, and December 31, 2000,
respectively. The average recorded balance of impaired loans during 2001 and 2000 was not significantly different from the balance at June 30, 2001 and 2000, and December 31, 2000, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $90,667 and $60,262 and $86,152 at June 30, 2001 and 2000, and December 31, 2000,
respectively. For the six month periods ended June 30, 2001 and 2000, Weststar recognized interest income from impaired loans of approximately $41,742 and $15,603.

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

The allowance for loan losses at June 30, 2001 and 2000, and December 31, 2000 was 1.45% 1.44% and 1.45%, respectively, of gross loans outstanding.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended June 30, 2001 and 2000, and for the years ended December 31, 2000 and 1999.

Summary of Allowance for Loan Losses


                                          For the six months               For the year ended
                                            ended June 30,                     December 31,
                                          2001             2000            2000             1999
                                          ----             ----            ----             ----
Balance, beginning of period           $ 871,706        $ 528,808       $ 528,808        $ 218,719
  Charge-offs:
  Real estate - mortgage                 (30,000)              --              --               --
  Consumer                               (23,522)              --              --           (2,114)
  Commercial and industrial loans       (126,636)              --        (112,062)         (16,453)
                                       ---------        ---------       ---------        ---------
Total charge-offs                       (180,158)              --        (112,062)         (18,567)
Recoveries                                 9,143               --              --           11,971
                                       ---------        ---------       ---------        ---------
Net (charge-offs) recoveries            (171,015)              --        (112,062)          (6,596)
                                                                                         ---------
Provision charged to operations          217,770          157,200         454,960          316,685
                                       ---------        ---------       ---------        ---------
Balance, end of period                 $ 918,461        $ 686,008       $ 871,706        $ 528,808
                                       =========        =========       =========        =========

Percentage of net charge-offs to
  average loans                              .35%               0%            .24%             .03%
Percentage of allowance to
  period-end loans                          1.45%            1.44%           1.45%            1.53%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                  June 30, 2001            December 31, 2000
                            Amount of    Percent of     Amount of   Percent of
                            Allowance    Total Loans    Allowance   Total Loans

TYPE OF LOAN:
Real estate                  $595,696          66%      $553,337          68%
Commercial and industrial
  loans                       275,432          30%       278,879          30%
Consumer                       16,637           4%        15,822           2%
Unallocated                    30,696          --         23,668          --
                             --------    --------       --------    --------
Total allowance              $918,461         100%      $871,706         100%
                             ========    ========       ========    ========

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

Deposits increased $8,857,546 during the six months ended June 30, 2001. The growth was found in all categories of deposits. Growth stemmed from continued market penetration and the addition of new products/services. Transaction and savings accounts accounted for $3,011,153 or 34% of growth, while time deposits accounted for $5,846,363 or 66% of growth.

The Company's capital at June 30, 2001 to risk weighted assets totaled 13.66%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of June 30, 2001, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2001 totaled $842,198 compared to $736,453 in 2000. This increase is attributable to growth in net earning assets. The Company's net interest margin was approximately 4.3% and 5.7% for the quarters ended June 30, 2001 and 2000, respectively. The decrease in net interest margin was attributable to a larger volume of interest earning assets repricing to lower market rates compared to the volume of interest-bearing liabilities that repriced during the period. In addition, interest rates on interest earning assets decreased by a larger percentage than did interest rates on interest-bearing liabilities due to the competitive nature of interest bearing deposits.

Weststar recorded a provision for loan losses of $103,700 and $100,000 for the quarters ended June 30, 2001 and 2000, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for credit losses increased due to growth in the loan portfolio, and an increase in non-performing loans from .54% to 1.19% of gross loans outstanding at June 30, 2000 and 2001, respectively.

Non-interest income for the June 30, 2001 and 2000 quarters totaled $276,793 and $113,910, respectively. The growth in service charge income increased commensurate with growth in transaction related deposit accounts and fees from the origination of mortgage loans. Non-interest expense totaled $743,332 in 2001 compared to $593,908 in 2000. Other expenses increased primarily as a result of Company wide asset growth, the costs of servicing a larger loan and deposit base of customers and the addition of a new banking location. Additional increased costs related directly to insurance, supplies, audit, tax, legal fees and other miscellaneous expenses. Income before income taxes totaled $271,959 and $156,455 for the quarters ended June 30, 2001 and 2000, respectively. Income taxes totaled $113,978 and $56,936 for the quarters ended June 30, 2001 and 2000, respectively. Net income totaled $157,981 and $99,519 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 58.7%.

Other comprehensive income totaled $11,014 and $527 in 2001 and 2000, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $168,995 and $100,046 for the quarters ended June 30, 2001 and 2000, respectively.

COMPARATIVE SIX MONTHS

Net interest income for the six months ended June 30, 2001 totaled $1,736,841 compared to $1,322,171 in 2000. This increase is attributable to growth in net earning assets. The Company's net interest margin was approximately 4.6% and 5.4% for the six months ended June 30, 2001 and 2000, respectively. The decrease in net interest margin was attributable to a larger volume of interest earning assets repricing to lower market rates compared to the volume of interest-bearing liabilities that repriced during the period. In addition, interest rates on interest earning assets decreased by a larger percentage than did interest rates on interest-bearing liabilities due to the competitive nature of interest bearing deposits.

Weststar recorded a provision for loan losses of $217,770 and $157,200 for the periods ended June 30, 2001 and 2000, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality."

Non-interest income for the June 30, 2001 and 2000 periods totaled $463,354 and $232,985, respectively. The growth in service charge income increased commensurate with growth in transaction related deposit accounts and fees from the origination of mortgage loans. Non-interest expense totaled $1,467,529 compared to $1,189,940 in 2000. Other expenses increased primarily as a result of Company wide asset growth, the costs of servicing a larger loan and deposit base of customers and the addition of a new banking location. Additional increased costs related directly to insurance, supplies, audit, tax, legal fees and other miscellaneous expenses. Income before income tax provision (benefit) totaled $514,896 and $208,016 for the periods ended June 30, 2001 and 2000, respectively. Income tax provision (benefit) totaled $213,989 and $(473,676) for the periods ended June 30, 2001 and 2000, respectively. Net income totaled $300,907 and $681,692 for the six months ended June 30, 2001 and 2000, respectively.

Other comprehensive income totaled $17,206 and $727 in 2001 and 2000, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $318,113 and $682,419 for the six months ended June 30, 2001 and 2000, respectively.


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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2001, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.



                                                                 TERMS TO REPRICING AT JUNE 30, 2001
                                       1-90 Days      91-180 Days     181-365 Days     Total One Year  Non-Sensitive       Total
Interest-earning assets:
Interest bearing deposits            $     27,924              --               --     $     27,924               --   $     27,924
Federal funds sold                      3,616,000              --               --        3,616,000               --      3,616,000
Investment securities                     749,358              --               --          749,358     $  4,280,791      5,030,149

Federal Home Loan Bank stock                   --              --               --               --          229,800        229,800
Loans                                  48,684,834    $  1,234,231     $  3,033,172       52,952,237       10,560,446     63,512,683
Total interest-earning assets          53,078,116       1,234,231        3,033,172       57,345,519       15,071,037     72,416,556

Interest-bearing liabilities
Time deposits                          12,310,768      11,902,693       13,081,781       37,295,242          396,507     37,691,749
All other deposits                     22,646,496              --               --       22,646,496               --     22,646,496
Total interest-bearing liabilities     34,957,264      11,902,693       13,081,781       59,941,738          396,507     60,338,245

Interest sensitivity gap             $ 18,120,852    ($10,668,462)    ($10,048,609)    ($ 2,596,219)    $ 14,674,530   $ 12,078,311
Cumulative interest sensitivity
gap                                  $ 18,120,852    $  7,452,390     ($ 2,596,219)
Interest-earning assets as a
Percent of interest sensitive
liabilities                                 151.8%           10.4%            23.2%            95.7%


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

                                                                REGULATORY CAPITAL

                                                                                          To Be Well
                                                                    For Capital        Capitalized Under
                                                                      Adequacy         Prompt Corrective
                                                 Actual               Purposes         Action Provisions
                                             Amount   Ratio        Amount   Ratio       Amount   Ratio
                                             ------   -----        ------   -----       ------   -----
                                                               (Dollars in Thousands)
As of June 30, 2001
Total Capital (to Risk Weighted Assets)
  Consolidated                                $8,414  13.66%       $4,929    8.00%      $6,162   10.00%
  Bank                                        $8,293  13.46%       $4,929    8.00%      $6,161   10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                $7,642  12.40%       $2,465    4.00%      $3,697    6.00%
  Bank                                        $7,521  12.21%       $2,464    4.00%      $3,697    6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                $7,642   9.84%       $3,106    4.00%      $3,882    5.00%
  Bank                                        $7,521   9.69%       $3,104    4.00%      $3,880    5.00%

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

As of June 30, 2001, liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $9.1 million, which represents 11.3% of total assets and 12.6% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $12.9 million. At June 30, 2001, outstanding commitments to extend credit and available lines of credit were $10.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 52.3% of Weststar's total deposits at June 30, 2001. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 13.1% of the Company's total deposits at June 30, 2001. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.


                              INVESTMENT ACTIVITIES

At June 30, 2001, Weststar's investments consisted of U.S. Treasury notes and U.S. Government agency securities. The treasury notes and agency securities, with aggregate amortized cost of $5 million, are classified as available for sale and are presented in the financial statements at their market value of $5.1 million at June 30, 2001. These securities have a yield of 6.4% and 5.4% with an aggregate duration of approximately 27.5 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $229,800 with a yield of 6.75% at June 30, 2001. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed as an other asset rather than a component of the Company's investment portfolio.


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

                            FORWARD LOOKING STATEMENT

This document contains Forward-Looking Statements that are subject to risks and uncertainties. These Forward-Looking Statements include information about possible or assumed future results of our operations. When we use any of the words "believes", "expects", "anticipates" or similar expressions, we are making Forward-Looking Statements. many possible events or factors could effect the future financial results and performance of our company. This could cause results or performance to differ materially from those expressed in our Forward-Looking Statements. You should consider these risks.


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

                                        Weststar Financial Services Corporation
                                        (Registrant)

August 10, 2001                         /s/ Randall C.  Hall
                                        ----------------------
                                        Randall C. Hall
                                        Executive Vice President and
                                        Chief Financial and
                                        Principal Accounting Officer