Form 10QSB
period 2001-09-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2001-11-14
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to ___________

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

Common stock, $1.00 par value - 790,695 shares outstanding as of November 13, 2001.

INDEX                                                                    Page

Part I - FINANCIAL INFORMATION

Financial Statements:
               Consolidated Balance Sheets
                 September 30, 2001 and December 31, 2000                  3

               Consolidated Statements of Income
                 Three and Nine Months Ended September 30, 2001 and 2000   4

               Consolidated Statements of Comprehensive Income
                 Three and Nine Months Ended September 30, 2001 and 2000   5

               Consolidated Statement of Changes in Shareholders' Equity
                 Nine Months Ended September 30, 2001                      6

               Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2001 and 2000             7

               Notes to Consolidated Financial Statements                  8

               Management's Discussion and Analysis
                 Financial Condition and Results of Operations            11

Part II - OTHER INFORMATION

Exhibit Index                                                             18

Signatures                                                                19

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                            (unaudited)
                                                                            September 30,       December 31,
                                                                               2001                2000
                                                                            ------------       ------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                   $  5,285,056       $  3,791,415
  Interest-bearing deposits                                                      782,040            352,394
  Federal funds sold                                                           6,826,000            900,000
                                                                            ------------       ------------
      Total cash and cash equivalents                                         12,893,096          5,043,809
                                                                            ------------       ------------
Investment securities -
  Available for sale, at fair value (amortized cost of
  $5,044,541 and $2,019,607, respectively)                                     5,149,463          2,022,608
                                                                            ------------       ------------
Loans                                                                         63,141,500         60,292,631
Allowance for loan losses                                                       (848,189)          (871,706)
                                                                            ------------       ------------
Net loans                                                                     62,293,311         59,420,925
Premises and equipment, net                                                    2,241,668          2,432,535
Accrued interest receivable                                                      496,856            433,394
Federal Home Loan Bank stock, at cost                                            229,800            225,000
Deferred income taxes                                                            258,641            459,931
Other assets                                                                     356,885            152,215
                                                                            ------------       ------------
TOTAL                                                                       $ 83,919,720       $ 70,190,417
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                    $ 11,822,757       $ 10,652,742
  NOW accounts                                                                 9,199,183          7,838,070
  Money market accounts                                                       16,294,639         12,111,132
  Savings                                                                      1,167,579            755,286
  Time deposits of $100,000 or more                                            9,546,720          6,729,107
  Other time deposits                                                         27,230,106         25,116,249
                                                                            ------------       ------------
        Total deposits                                                        75,260,984         63,202,586
Accrued interest payable                                                         246,774           285,0649
Other liabilities                                                                571,781            253,209
Stock subscriptions due                                                               --            328,396
                                                                                               ------------
                                                                                               ------------
      Total liabilities                                                       76,079,539         64,069,255
                                                                            ------------       ------------


SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                 --                 --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 790,695 and 633,298, respectively           790,695            633,298
Additional paid-in capital                                                     7,194,149          6,129,636
Accumulated deficit                                                             (209,137)          (643,614)
Accumulated other comprehensive income                                            64,474              1,842
                                                                            ------------       ------------
      Total shareholders' equity                                               7,840,181          6,121,162
                                                                            ------------       ------------
TOTAL                                                                       $ 83,919,720       $ 70,190,417
                                                                            ============       ============

                                       3

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Income (unaudited)

                                                         Three Months       Nine Months
                                                     Ended September 30, Ended September 30,
                                                            2001               2000              2001               2000
                                                        -----------        -----------        -----------        -----------
INTEREST INCOME:
Interest and fees on loans                              $ 1,354,704        $ 1,386,333        $ 4,393,551        $ 3,467,835
Federal funds sold                                           45,463              9,967            125,312             50,749
Interest-bearing deposits with other banks                    7,086                114             11,369                230
Investments:
  U.S Treasuries                                              4,082             11,969             27,997             32,643
  U.S. Government agencies                                   57,308             20,392            121,816             66,849
  Other                                                       3,868              2,806             11,974              5,153
                                                        -----------        -----------        -----------        -----------
       Total interest income                              1,472,511          1,431,581          4,692,019          3,623,459
                                                        -----------        -----------        -----------        -----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                           141,219             96,272            401,324            263,268
Other time and savings deposits                             542,988            468,075          1,763,600          1,167,418
Federal funds purchased                                          72             16,884                616             20,211
Other interest expense                                          687                 --              2,093                 41
                                                        -----------        -----------        -----------        -----------
     Total interest expense                                 684,966            581,231          2,167,633          1,450,938
                                                        -----------        -----------        -----------        -----------
NET INTEREST INCOME                                         787,545            850,350          2,524,386          2,172,521
PROVISION FOR LOAN LOSSES                                   105,000            160,260            322,770            317,460
                                                        -----------        -----------        -----------        -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                            682,545            690,090          2,201,616          1,855,061
                                                        -----------        -----------        -----------        -----------
OTHER INCOME:
Service charges on deposit accounts                         209,256             89,255            526,472            258,297
Other service fees and commissions                           90,486             44,995            227,743            101,755
Other                                                         6,384              1,768             15,265              8,951
                                                        -----------        -----------        -----------        -----------
       Total other income                                   306,126            136,018            769,480            369,003
                                                        -----------        -----------        -----------        -----------
OTHER EXPENSES:
Salaries and wages                                          282,176            255,339            876,416            770,877
Employee benefits                                            49,561             37,117            191,943            115,933
Occupancy expense, net                                       36,214             35,790            119,848             98,843
Equipment rentals, depreciation and
  maintenance                                                64,048             53,862            196,901            167,383
Supplies                                                     46,204             36,852            126,577             97,546
Professional fees                                           168,133            143,691            441,133            416,631
Marketing                                                    28,701             44,312            127,318            113,604
Other                                                        81,122             16,379            143,552             32,465
                                                        -----------        -----------        -----------        -----------
        Total other expenses                                756,159            623,342          2,223,688          1,813,282
                                                        -----------        -----------        -----------        -----------
INCOME BEFORE INCOME TAXES                                  232,512            202,766            747,408            410,782
INCOME TAX PROVISION (BENEFIT)                               98,942             70,049            312,931           (403,627)
                                                        -----------        -----------        -----------        -----------
NET INCOME                                              $   133,570        $   132,717        $   434,477        $   814,409
                                                        ===========        ===========        ===========        ===========

PER SHARE AMOUNTS:
 Basic and diluted net income                           $      0.16        $      0.21        $       .57        $      1.29
                                                        ===========        ===========        ===========        ===========
 Pro forma basic and diluted net income (Note 5)        $      0.15        $      0.19        $       .52        $      1.17
                                                        ===========        ===========        ===========        ===========


See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

                                                    Three Months                  Nine Months
                                                 Ended September 30,           Ended September 30,
                                                2001            2000           2001            2000

NET INCOME                                    $133,570        $132,717        $434,477      $  814,409
OTHER COMPREHENSIVE INCOME
Unrealized holding gains on securities
  available for sale, net of taxes              45,426           2,908          62,632           4,380
                                              --------        --------        ----------      --------

COMPREHENSIVE INCOME                          $178,996        $135,625        $497,109      $  818,789
                                              ========        ========        ==========      ========



See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)

                                                                                                      Accumulated
                                              Common Stock           Additional                          Other            Total
                                       -------------------------      Paid-In          Accumulated    Comprehensive    Shareholders'
                                        Shares          Amount        Capital            Deficit         Income           Equity
Balance December 31, 2000               633,298        $633,298       $6,129,636        $(643,614)      $1,842           $6,121,162
  Net change in unrealized
     gain on securities held for sale                                                                   62,632               62,632
  Issuance of common stock              157,397         157,397        1,064,513                                          1,221,910
  Net income                                                                               434,477                          434,477
                                       ---------------------------------------------------------------------------------------------
Balance September 30, 2001              790,695        $790,695       $7,194,149        $(209,137)      $64,474          $7,840,181
                                       =============================================================================================



See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, (unaudited)

                                                                      2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $    434,477         $    814,409
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                       212,030              174,637
  Provision for loan loss                                            322,770              317,460
  Premium amortization and discount accretion, net                    (4,039)             (18,233)
  Increase in accrued interest receivable                            (63,004)            (200,931)
  Increase in accrued interest and income tax payable                  5,094               67,262
  Increase in other assets                                          (204,671)             (34,412)
  (Increase) decrease in deferred income tax                         162,003             (406,627)
  Increase in other liabilities                                       13,342               74,235
                                                                ------------         ------------
    Net cash provided by operating activities                        878,002              787,800
                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Federal Home Loan Bank stock                              (4,800)             (87,500)
Purchases of securities available for sale                        (4,784,508)          (2,010,234)
Maturities of securities available for sale                        2,025,000            2,521,000
Net increase in loans                                             (3,195,156)         (21,550,814)
Additions to premises and equipment                                  (21,163)             (73,521)
                                                                ------------         ------------
    Net cash used in investing activities                         (5,980,627)         (21,201,069)
                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and
  savings accounts                                                 7,126,928           11,806,039
Net increase in time deposits                                      4,931,470            7,828,132
Net increase in fed funds purchased                                       --            1,760,000
Issuance of common stock                                           1,221,910                   --
Common stock subscriptions                                          (328,396)                  --
                                                                ------------         ------------
    Net cash provided by financing activities                     12,951,912           21,394,171
                                                                ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          7,849,287              980,902
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   5,043,809            4,005,187
                                                                ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 12,893,096         $  4,986,089
                                                                ============         ============


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                                    $  2,205,923         $  1,363,424
    Income taxes                                                $    107,545         $      3,000
    Securities purchased, not yet settled                       $    261,388         $         --


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

               In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and December 31, 2000, and the consolidated results of their operations for the three and nine month periods ended September 30, 2001 and 2000 and their cash flows for the nine month periods ended September 30, 2001 and 2000.

               The accounting policies followed are set forth in Note 1 to the 2000 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at September 30, 2001 and December 31, 2000 classified by type are as follows:

                                                             September 30,        December 31,
                                                                  2001              2000
               Real Estate:
                 Construction                                $ 11,401,158       $  8,894,309
                 Mortgage                                      31,496,264         32,332,304
               Commercial, financial and agricultural          17,775,784         17,939,971
               Consumer                                         2,653,888          1,338,067
                                                             ------------       ------------
               Subtotal                                        63,327,094         60,504,651
               Net deferred loan origination fees                (185,594)          (212,020)
                                                             ------------       ------------
               Total                                         $ 63,141,500       $ 60,292,631
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

4. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of lines to extend credit were $11,508,000 and $16,144,000 at September 30, 2001 and December 31, 2000,
               respectively.

5. On October 16, 2001, the Company's Board of Directors approved a 10% stock dividend of the Company's common stock. As a result, shareholders will receive one additional share on November 13, 2001 for each 10 shares held as of the record date on October 30, 2001. The par value of the Company's common stock will remain at $1.00. Basic and fully diluted earnings per shares restated for the stock split will be $.15 and $.19 for the quarters ended September 30, 2001 and 2000, respectively, and $.52 and $1.17 for the nine months ended September 30, 2001 and 2000, respectively.

               Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 790,695 and 633,298 for the three for the quarters ended September 30, 2001 and 2000, respectively, and 756,679 and 633,298 for the nine month period ended September 30, 2001 and 2000, respectively.

               There were no potentially dilutive common stock equivalents outstanding during the three and nine month periods ended September 30, 2001 and 2002.

6. The Company's capital to risk weighted assets at September 30, 2001 and December 31, 2000 totaled 13.80% and 12.01%, respectively. Current federal regulations require that the Company maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company must maintain a leverage ratio of 4%. As of September 30, 2001 and December 31, 2000, the Company's capital exceeded the current capital requirements.

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

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

During the period from December 31, 2000 to September 30, 2001, total assets increased $13,729,303 or 20%. This increase, reflected primarily in the cash and cash equivalents, investments, and loan portfolio, was funded primarily by deposit growth and proceeds raised during the Company's secondary stock issue.

Securities, federal funds sold and interest-bearing balances with other financial institutions at September 30, 2001 totaled $12,757,503 compared to $3,275,002 at December 31, 2000. Securities available for sale increased $3,024,934 (excluding unrealized gains). The growth in securities and federal funds sold resulted from management's goal of improving liquidity. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. The investment to date totaled $229,800.

The loan portfolio constituted 75% of the Company's total assets. Loans increased $2,848,869 from December 31, 2000 to September 30, 2001. A softening in the economy in addition to management's desire to improve liquidity and manage loan growth commensurate with deposit growth resulted in the modest 5% increase in loan growth. Management places a strong emphasis on loan quality. At September 30, 2001, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,199,226, $194,528, and $199,650 at September 30, 2001and 2000, and December 31, 2000,
respectively. The average recorded balance of impaired loans during 2001 and 2000 was not significantly different from the balance at September 30, 2001 and 2000, and December 31, 2000, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $64,036 and $51,779 and $86,152 at September 30, 2001 and 2000, and December 31, 2000,
respectively. Loans classified as impaired at September 30, 2001 contain substantial marketable collateral, thus the reserve shown reflects the difference between the fair value of the collateral and potential losses associated with the loans. For the nine month periods ended September 30, 2001 and 2000, Weststar recognized interest income from impaired loans of approximately $74,732 and $8,660.

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

The allowance for loan losses at September 30, 2001 and 2000, and December 31, 2000 was 1.34% 1.47% and 1.45%, respectively, of gross loans outstanding.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the nine-months ended September 30, 2001 and 2000, and for the years ended December 31, 2000 and 1999.


Summary of Allowance for Loan Losses

                                             For the nine months                   For the year ended
                                             ended September 30,                       December 31,
                                            2001               2000               2000               1999
                                            ----               ----               ----               ----
Balance, beginning of period             $ 871,706          $ 528,808          $ 528,808          $ 218,719
  Charge-offs:
  Real estate - mortgage                   (75,275)                --                 --                 --
  Consumer                                 (26,713)                --                 --             (2,114)
  Commercial and industrial loans         (273,087)           (22,123)          (112,062)           (16,453)
                                         ---------          ---------          ---------          ---------
Total charge-offs                         (375,075)           (22,123)          (112,062)           (18,567)
Recoveries                                  28,788                 --                 --             11,971
                                         ---------          ---------          ---------          ---------
Net (charge-offs) recoveries              (346,287)           (22,123)          (112,062)            (6,596)
                                                                                                  ---------
Provision charged to operations            322,770            317,460            454,960            316,685
                                         ---------          ---------          ---------          ---------
Balance, end of period                   $ 848,189          $ 824,145          $ 871,706          $ 528,808
                                         =========          =========          =========          =========

Percentage of net charge-offs to
  average loans                                .55%               .05%               .24%               .03%
Percentage of allowance to
  period-end loans                            1.34%              1.47%              1.45%              1.53%



The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                     September 30, 2001               December 31, 2000
                                 Amount of      Percent of        Amount of      Percent of
                                 Allowance      Total Loans       Allowance      Total Loans
TYPE OF LOAN:
Real estate                      $501,212              68%        $553,337              68%
Commercial and industrial
  loans                           309,081              28%         278,879              30%
Consumer                           24,961               4%          15,822               2%
Unallocated                        12,935              --           23,668              --
                                 --------        --------         --------        --------
Total allowance                  $848,189             100%        $871,706             100%
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

Deposits increased $12,058,398 during the nine months ended September 30, 2001. The growth was found in all categories of deposits. Growth stemmed from continued market penetration and the addition of new products/services. Transaction and savings accounts accounted for $7,126,928 or 59% of growth, while time deposits accounted for $4,931,470 or 41% of growth.

The Company's capital to risk weighted assets at September 30, 2001 totaled 13.80%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of September 30, 2001, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2001 totaled $787,545 compared to $850,350 in 2000. This decrease is attributable to a lower net interest margin. The Company's net interest margin was approximately 4.0% and 5.7% for the quarters ended September 30, 2001 and 2000, respectively. The decrease in net interest margin was attributable to a larger volume of interest earning assets repricing to lower market rates compared to the volume of interest-bearing liabilities that repriced during the period. In addition, interest rates on interest earning assets decreased by a larger percentage than did interest rates on interest-bearing liabilities due to the competitive nature of interest bearing deposits.

Weststar recorded a provision for loan losses of $105,000 and $160,260 for the quarters ended September 30, 2001 and 2000, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality."

Non-interest income for the September 30, 2001 and 2000 quarters totaled $306,126 and $136,018, respectively. The growth in service charge income increased commensurate with the addition of new products, growth in transaction related deposit accounts and fees from the origination of mortgage loans. Mortgage loan income totaled $53,684 and $11,392 during the quarters ended September 30, 2001 and 2000, respectively. Non-interest expense totaled $756,159 in 2001 compared to $623,342 in 2000. Other expenses increased primarily as a result of Company wide asset growth, the costs of servicing a larger loan and deposit base of customers and the addition of a new banking location. Additional increased costs related directly to insurance, supplies, audit, tax, legal fees and other miscellaneous expenses. Income before income taxes totaled $232,512 and $202,766 for the quarters ended September 30, 2001 and 2000, respectively. Income taxes totaled $98,942 and $70,049 for the quarters ended September 30, 2001 and 2000, respectively. Net income totaled $133,570 and $132,717 for the quarters ended September 30, 2001 and 2000, respectively, an increase of .6%.

Other comprehensive income totaled $45,426 and $2,908 for the quarters ended September 30, 2001 and 2000, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $178,996 and $135,625 for the quarters ended September 30, 2001 and 2000, respectively.

COMPARATIVE NINE MONTHS

Net interest income for the nine months ended September 30, 2001 totaled $2,524,386 compared to $2,172,521 in 2000. This increase is attributable to growth in net earning assets. The Company's net interest margin was approximately 4.4% and 5.5% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net interest margin was attributable to a larger volume of interest earning assets repricing to lower market rates compared to the volume of interest-bearing liabilities that repriced during the period. In addition, interest rates on interest earning assets decreased by a larger percentage than did interest rates on interest-bearing liabilities due to the competitive nature of interest bearing deposits.

Weststar recorded a provision for loan losses of $322,770 and $317,460 for the periods ended September 30, 2001 and 2000, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for credit losses increased due to growth in the loan portfolio, and an increase in non-performing loans from 1.47% to 1.84% of gross loans outstanding at September 30, 2001 and 2000, respectively.

Non-interest income for the September 30, 2001 and 2000 periods totaled $769,480 and $369,003, respectively. The growth in service charge income increased commensurate with the addition of new products, growth in transaction related deposit accounts and fees from the origination of mortgage loans. Mortgage loan income totaled $126,654 and $11,955 during the nine months ended September 30, 2001 and 2000, respectively. Non-interest expense totaled $2,223,688 compared to $1,813,282 in 2000. Other expenses increased primarily as a result of Company wide asset growth, the costs of servicing a larger loan and deposit base of customers and the addition of a new banking location. Additional increased costs related directly to insurance, supplies, audit, tax, legal fees and other miscellaneous expenses. Income before income tax provision (benefit) totaled $747,408 and $410,782 for the periods ended September 30, 2001 and 2000, respectively. Income tax provision (benefit) totaled $312,931 and $(403,627) for the periods ended September 30, 2001 and 2000, respectively. Net income totaled $434,477 and $814,409 for the nine months ended September 30, 2001 and 2000, respectively.

Other comprehensive income totaled $62,632 and $4,380 in 2001 and 2000, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $497,109 and $818,789 for the nine months ended September 30, 2001 and 2000, respectively.


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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                                   TERMS TO REPRICING AT SEPTEMBER 30, 2001
                                       1-90 Days      91-180 Days      181-365 Days   Total One Year    Non-Sensitive       Total
Interest-earning assets:
Interest bearing deposits            $     32,040              --     $    750,000     $    782,040               --   $    782,040
Federal funds sold                      6,826,000              --               --        6,826,000               --      6,826,000
Investment securities                     725,000              --        1,275,000        2,000,000     $  3,044,541      5,044,541
Federal Home Loan Bank stock                   --              --               --               --          229,800        229,800
Loans                                  47,689,256    $  2,429,138        2,546,027       52,664,421       10,477,079     63,141,500
Total interest-earning assets          55,272,296       2,429,138        4,571,027       62,272,461       13,751,420     76,023,881

Interest-bearing liabilities
Time deposits                          14,807,133      13,913,766        7,608,665       36,329,564          447,262     36,776,826
All other deposits                     26,661,401              --               --       26,661,401               --     26,661,401
Total interest-bearing liabilities     41,468,534      13,913,766        7,608,665       62,990,965          447,262     63,438,227

Interest sensitivity gap             $ 13,803,762    ($11,484,628)    ($ 3,037,638)    ($   718,504)    $ 13,304,158   $ 12,585,654
Cumulative interest sensitivity
gap                                  $ 13,803,762    $  2,319,134     ($   718,504)
Interest-earning assets as a
percent of interest sensitive
liabilities                                 133.3%           17.5%            60.1%            98.9%



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




                               REGULATORY CAPITAL

                                                                                                    To Be Well
                                                                         For Capital            Capitalized Under
                                                                           Adequacy             Prompt Corrective
                                                 Actual                    Purposes             Action Provisions
                                            Amount     Ratio         Amount         Ratio       Amount       Ratio
                                            ------     -----         ------         -----       ------       -----
                                                                    (Dollars in Thousands)
As of September 30, 2001
Total Capital (to Risk Weighted Assets)
  Consolidated                              $8,551     13.80%        $4,957         8.00%       $6,197       10.00%
  Bank                                      $8,446     13.63%        $4,958         8.00%       $6,197       10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                              $7,775     12.54%        $2,478         4.00%       $3,718        6.00%
  Bank                                      $7,670     12.38%        $2,479         4.00%       $3,718        6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                              $7,775      9.75%        $3,189         4.00%       $3,987        5.00%
  Bank                                      $7,670      9.62%        $3,189         4.00%       $3,986        5.00%


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

As of September 30, 2001, liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $12.9 million, which represents 15.4% of total assets and 17.1% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $13.3 million. At September 30, 2001, outstanding commitments to extend credit and available lines of credit were $11.5 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 48.9% of Weststar's total deposits at September 30, 2001. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 12.7% of the Company's total deposits at September 30, 2001. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.


                              INVESTMENT ACTIVITIES

At September 30, 2001, Weststar's investments consisted of U.S. Government agency securities and a municipal bond. The agency securities and municipal bond, with aggregate amortized cost of $5.0 million, are classified as available for sale and are presented in the financial statements at their market value of $5.1 million at September 30, 2001. These securities have tax equivalent yields of 5.1% and 5.9% with an aggregate duration of approximately 32.2 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $229,800 with a yield of 6.75% at September 30, 2001. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed as an other asset rather than a component of the Company's investment portfolio.


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

                                        Weststar Financial Services Corporation
                                        (Registrant)

November 13, 2001                        /s/ Randall C.  Hall
                                         -------------------
                                         Randall C. Hall
                                         Executive Vice President and
                                         Chief Financial and
                                         Principal Accounting Officer