Form 10KSB
period 2001-12-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2002-03-22
CIK 1106181

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                        Commission File Number: 000-30515


                     WESTSTAR FINANCIAL SERVICES CORPORATION
             (Exact Name of Registrant as specified in its charter)

                                 NORTH CAROLINA
                            (State of Incorporation)

                                   56-2181423
                                   ----------
                      (I.R.S. Employer Identification No.)

                                79 Woodfin Place
                         Asheville, North Carolina 28801
                         -------------------------------
                          (Address of Principal Office)

                                 (828) 252-1735
                                 ---------------
              (Registrant's telephone number, including area code)

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

 YES [ X ] NO [ _ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for the year ended December 31, 2001 were $7,322,376.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2001 was approximately $7,175,198.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2001 was 869,721.

                      Documents Incorporated by Reference:

         1. Proxy Statement for the 2002 Annual Meeting of Shareholders
                               (Parts II and III).

        Transitional Small Business Disclosure Format Yes [ _ ] No [ X ]

                                         FORM 10-KSB CROSS-REFERENCE INDEX




                                                     Form
PART I                                               10-KSB   Proxy Statement
------                                               ------   ---------------

Item 1 - Business                                    3
Item 2 - Properties                                  7
Item 3 - Legal Proceedings                           7
Item 4 -  Submission of Matters to a Vote
           of Security Holders                       7

PART II

Item 5 - Market Price and Dividends on the
           Registrant's Common Equity and
           Other Shareholder Matters                 8
Item 6 - Management's Discussion & Analysis                        13
Item 7 - Financial Statements                                      F-1
Item 8 - Changes in and Disagreements with
           Accountants on Financial Disclosure       9

PART III

Item 9 - Directors, Executive Officers, Promoters
           and Control Persons                                     4 & 8
Item 10 - Executive Compensation                                   8
Item 11 - Security Ownership of Certain Beneficial
           Owners and Management                                   3
Item 12 - Certain relationships and Related
            Transactions                                           10
Item 13 - Exhibits and Reports on Form 8-K           9

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

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant's competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. In Buncombe County as of June 30, 2001 there were 53 offices of 11 different commercial banks (including the largest banks in North Carolina) and 28 offices of 16 savings institutions and credit unions, as well as offices of various other entities engaged in the extension of credit. As of June 30, 2001, Registrant accounted for 2.76% of total deposits held by commercial banks and savings banks in Buncombe County.

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

STATE LAW. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition of Registrant. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2001, Registrant was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of 12.53% and 13.79% respectively.

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

MISCELLANEOUS. The dividends that may be paid by Registrant are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless Registrant's capital surplus is at least 50% of its paid-in capital. Further, without the approval of the North Carolina Commissioner of Banks, a bank that has not been in existence for at least three years may pay cash dividends.

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

ITEM 2:  PROPERTIES

The following table sets forth the location of the Registrant's offices as of December 31, 2001.

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
557 New Leicester Highway
Asheville, NC

ITEM 3:  LEGAL PROCEEDINGS

There were no known current or pending proceedings as of December 31, 2001.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
PART II

ITEM 5: MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Summary

Weststar Financial Services Corporation stock is traded on the Over-The-Counter Bulletin Board under the symbol "WFSC." There were 869,721 shares outstanding at December 31, 2001 owned by approximately 800 shareholders.

During 2001, 107,470 shares of the Company's common stock were traded. The closing price of the stock was $8.25.

The following table represents stock prices during the trading periods.

2001     1st      2nd      3rd      4th
         Qtr.     Qtr.     Qtr.     Qtr.
High     $7.73    $7.77    $7.73    $8.25
Low      $6.47    $6.42    $7.05    $7.09
Close    $7.73    $7.27    $7.50    $8.25

2000     1st      2nd      3rd      4th
         Qtr.     Qtr.     Qtr.     Qtr.
High     $8.64    $8.52    $8.07    $8.18
Low      $5.80    $5.11    $4.55    $4.66
Close    $7.61    $6.93    $5.11    $6.93

No cash dividends were paid in 2001 or 2000. A 10% stock dividend in the form of an 11-for-10 stock split was paid to shareholders in November, 2001.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
908.497.2312 or 800.368.5948

Shareholder Information

For information, contact Randall C. Hall, Executive Vice President and Secretary, Registrant, 79 Woodfin Place Asheville, North Carolina, 28801 or rhall@bankofasheville.com.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 3:00 p.m., Tuesday, April 16, 2002, at the Renaissance Asheville Hotel, One Thomas Wolfe Plaza, Asheville, North Carolina.

Independent Auditors

Deloitte & Touche LLP, 310 First Union Financial Center, P.O. Box 9197, Hickory, North Carolina 28603.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS

See Proxy Statement pages 12 - 44.

ITEM 7:  FINANCIAL STATEMENTS

See Proxy Statement pages F1 - F18.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants.


PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

See Proxy Statement pages 4 and 8.

ITEM 10:  EXECUTIVE COMPENSATION

See Proxy Statement pages 8 - 10.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Proxy Statement page 3.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Proxy Statement pages 10.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3(i) Articles of Incorporation of the Registrant*

3(ii) Bylaws of the Registrant*

10(i) Employment Agreement between the Bank and G. Gordon Greenwood dated
     February 9, 2000*

10(ii) Employment Agreement between the Bank and Randall C. Hall, dated March
     20, 1998*

10(iii) 401(k) Savings Plan of the Bank*

10(iv) 2001 Incentive Stock Option Plan

10(v) 2001 Nonstatutory Stock Option Plan

99   2002 Proxy Statement**

*Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-30200 filed February 11, 2000 with the Securities and Exchange Commission.)

**As filed with the SEC pursuant to Rule 14a-6(b).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          WESTSTAR FINANCIAL SERVICES CORPORATION
                          ---------------------------------------
                                        (Registrant)



                       By:               /s/Randall C. Hall
                                         Randall C. Hall
                                         Executive Vice President
                                         Chief Financial Officer and Principal
                                         Accounting Officer

                       Date:             March 19, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/W. Edward Anderson                                   March 19, 2002
----------------------
W. Edward Anderson
Director

/s/Max O. Cogburn, Sr.                                  March 19, 2002
----------------------
Max O. Cogburn, Sr.
Director

/s/M. David Cogburn, M.D.                               March 19, 2002
-------------------------
M. David Cogburn, M.D.
Director

/s/G. Gordon Greenwood
----------------------
G. Gordon Greenwood                                     March 19, 2002
President & Chief Executive Officer


/s/Darryl J. Hart                                       March 19, 2002
-----------------
Darryl J. Hart
Director

/s/Carol L. King                                        March 19, 2002
----------------
Carol L. King
Director

/s/Stephen L. Pignatiello                               March 19, 2002
-------------------------
Stephen L. Pignatiello
Director

/s/Kent W. Salisbury, M.D.                              March 19, 2002
-------------------------
Kent W. Salisbury, M.D.
Director

/s/Laura A. Webb                                        March 19, 2002
----------------
Laura A. Webb
Director

/s/David N. Wilcox                                      March 19, 2002
------------------
David N. Wilcox
Director

                                  EXHIBIT INDEX



        Exhibit                                                      Page Number
         Number     Exhibit

          3(i)      Articles of Incorporation                             *

         3(ii)      Bylaws                                                *

         10(i)      Employment Agreement of G. Gordon Greenwood           *

         10(ii)     Employment Agreement of Randall C. Hall               *

        10(iii)     401 (k) Savings Plan                                  *

        10(iv)      Incentive Stock Option Plan                          14

         10(v)      Nonstatutory Stock Option Plan                       31

           99       2002 Proxy Statement                                 **


*        Incorporated by reference.
**       As filed with the SEC pursuant to Rule 14a-6(b).