Form 10QSB
period 2002-03-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2002-05-10
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to
                              ------------------  --------------------

                        Commission File Number: 000-30515


                     Weststar Financial Services Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                                  56-2181423
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                      79 Woodfin Place, Asheville NC 28801
                    ----------------------------------------
                    (Address of principal executive offices)


                                  828.252.1735
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value - 869,721 shares outstanding as of May 7, 2002.

INDEX                                                                       Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001                               3

         Consolidated Statements of Operations
           Three Months Ended March 31, 2002 and 2001                         4

         Consolidated Statements of Comprehensive Income
           Three Months Ended March 31, 2002 and 2001                         5

         Consolidated Statement of Changes in Shareholders' Equity
           Three Months Ended March 31, 2002                                  6

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2002 and 2001                         7

         Notes to Consolidated Financial Statements                           8

         Management's Discussion and Analysis
           Financial Condition and Results of Operations                     10

Part II - OTHER INFORMATION

Exhibit Index                                                                17

Signatures                                                                   18



WESTSTAR FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                            (unaudited)        (audited)
                                                                             March 31,        December 31,
                                                                                2002               2001
                                                                                ----               ----

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                   $  4,934,735       $  3,805,590
  Interest-bearing deposits                                                       30,367             36,115
  Federal funds sold                                                           3,799,000          1,585,000
                                                                            ------------       ------------
      Total cash and cash equivalents                                          8,764,102          5,426,705
                                                                            ------------       ------------
Investment securities -
  Available for sale, at fair value (amortized cost of
  $6,542,066 and $6,793,328, respectively)                                     6,562,099          6,859,668
                                                                            ------------       ------------
Loans                                                                         66,485,058         65,230,982
Allowance for loan losses                                                       (998,399)          (978,467)
                                                                            ------------       ------------
Net loans                                                                     65,486,659         64,252,515
Premises and equipment, net                                                    2,127,195          2,195,191
Accrued interest receivable                                                      576,188            470,592
Federal Home Loan Bank stock, at cost                                            229,800            229,800
Deferred income taxes                                                            290,811            246,510
Foreclosed properties                                                            808,890            752,539
Other assets                                                                     280,741            218,645
                                                                            ------------       ------------
TOTAL                                                                       $ 85,126,485       $ 80,652,165
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                    $ 16,062,836       $ 14,243,137
  NOW accounts                                                                 9,073,805          8,435,579
  Money market accounts                                                       17,862,985         16,296,256
  Savings                                                                      1,645,170          1,158,818
  Time deposits of $100,000 or more                                            7,537,766         10,066,980
  Other time deposits                                                         24,373,978         21,931,581
                                                                            ------------       ------------
        Total deposits                                                        76,556,540         72,132,351
Accrued interest payable                                                         132,597           197,2209
Other liabilities                                                                321,322            340,397
                                                                            ------------       ------------
      Total liabilities                                                       77,010,459         72,669,968
                                                                            ------------       ------------


SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                 --                 --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 869,721 and 869,721, respectively           869,721            869,721
Additional paid-in capital                                                     7,114,771          7,114,771
Retained earnings (accumulated deficit)                                          119,238            (43,014)
Accumulated other comprehensive income                                            12,296             40,719
                                                                            ------------       ------------
      Total shareholders' equity                                               8,116,026          7,982,197
                                                                            ------------       ------------
TOTAL                                                                       $ 85,126,485       $ 80,652,165
                                                                            ============       ============



See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)

                                                     Three Months
                                                    Ended March 31,
                                                  2002           2001
                                                  ----           ----
INTEREST INCOME:
Interest and fees on loans                     $1,263,673     $1,568,521
Federal funds sold                                  2,002         37,703
Interest-bearing deposits with other banks          6,156          3,556
Investments:
  U.S Treasuries                                       --         11,861
  U.S. Government agencies                         67,573         19,949
  Municipal bonds                                   2,262             --
  Corporate dividends                               3,620          4,081
                                               ----------     ----------
       Total interest income                    1,345,286      1,645,671
                                               ----------     ----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                  84,426        115,948
Other time and savings deposits                   324,211        633,817
Federal funds purchased                            14,888            544
Other interest expense                              1,444            719
                                               ----------     ----------
     Total interest expense                       424,969        751,028
                                               ----------     ----------
NET INTEREST INCOME                               920,317        894,643
PROVISION FOR LOAN LOSSES                         202,650        114,070
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  717,667        780,573
                                               ----------     ----------
OTHER INCOME:
Service charges on deposit accounts               282,803        127,080
Other service fees and commissions                 97,200         56,353
Other                                               7,916          3,128
                                               ----------     ----------
       Total other income                         387,919        186,561
                                               ----------     ----------
OTHER EXPENSES:
Salaries and wages                                315,726        298,386
Employee benefits                                  55,744         83,603
Occupancy expense, net                             39,503         41,458
Equipment rentals, depreciation and
  Maintenance                                      68,409         67,288
Supplies                                           43,408         38,601
Professional fees                                 194,844        123,356
Marketing                                          21,751         46,608
Other                                             101,084         24,897
                                               ----------     ----------
        Total other expenses                      840,469        724,197
                                               ----------     ----------
INCOME BEFORE INCOME TAXES                        265,117        242,937
INCOME TAX PROVISION                              102,865        100,011
                                               ----------     ----------
NET INCOME                                     $  162,252     $  142,926
                                               ==========     ==========

EARNINGS PER SHARE:
Basic                                          $     0.19     $     0.19
                                               ==========     ==========
Diluted                                        $     0.18     $     0.19
                                               ==========     ==========




See notes to consolidated financial statements

Weststar Financial Services Corporation
Consolidated Statements of Comprehensive Income (unaudited)

                                                            Three   Months
                                                            Ended March 31,
                                                         2002           2001
                                                         ----           ----

NET INCOME                                           $  162,252     $  142,926
OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities
  available for sale, net of taxes                      (28,423)         6,192
                                                     ----------     ----------
COMPREHENSIVE INCOME                                 $  133,829     $  149,118
                                                     ==========     ==========


See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002(unaudited)

                                                                        Retained       Accumulated
                                             Common Stock             Additional      Earnings/           Other           Total
                                      -------------------------         Paid-In      (Accumulated     Comprehensive    Shareholders'
                                         Shares          Amount         Capital         Deficit)          Income         Equity


Balance December 31, 2001               869,721       $  869,721       $7,114,771      $  (43,014)      $   40,719     $7,982,197
  Net change in unrealized
     gain on securities held for sale   (28,423)         (28,423)

  Net income                            162,252          162,252
                                        -------       ----------       ----------      ----------       ----------     ----------
Balance March 31, 2002                  869,721       $  869,721       $7,114,771      $  119,238       $   12,296     $8,116,026
                                        =======       ==========       ==========      ==========       ==========     ==========




See notes to consolidated financial statements.


Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
                                                                                        2002               2001
                                                                                        ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $    162,252       $    142,926
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation                                                                           72,377             70,150
  Provision for loan loss                                                               202,650            114,070
  Premium amortization and discount accretion, net                                        1,262             (2,913)
  (Increase) decrease in accrued interest receivable                                   (105,596)            19,265
  Increase (decrease) in accrued interest payable                                       (64,623)            24,762
  (Increase) decrease in other assets                                                    20,608            (84,323)
  Decrease in other liabilities                                                         (19,075)           (71,100)
  Loss on sales of foreclosed properties                                                  1,299                 --
  Loss on sales of premises and equipment                                                 1,588                 --
  Deferred income tax provision (benefit)                                               (26,121)            99,390
  Permanent write-down of investment security                                            67,000                 --
                                                                                   ------------       ------------
    Net cash provided by operating activities                                           313,621            312,227
                                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Federal Home Loan Bank stock                                                     --             (4,800)
Purchases of securities available for sale                                                   --           (781,539)
Maturities of securities available for sale                                             100,000            775,000
Net increase in loans                                                                (1,502,444)        (3,073,680)
Proceeds from sales of foreclosed properties                                              8,000                 --
Proceeds from sales of premises and equipment                                             3,005                 --
Additions to premises and equipment                                                      (8,974)            (5,344)
                                                                                   ------------       ------------
    Net cash used in investing activities                                            (1,400,413)        (3,090,363)
                                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, MMDA and savings accounts              4,511,006          2,042,769
Net increase in certificates of deposits                                                (86,817)         6,015,656
Issuance of common stock                                                                     --          1,221,910
Common stock subscriptions                                                                   --           (328,396)
                                                                                   ------------       ------------
    Net cash provided by financing activities                                         4,424,189          8,951,939
                                                                                   ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             3,337,397          6,173,803
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      5,426,705          5,043,809
                                                                                   ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  8,764,102       $ 11,217,612
                                                                                   ============       ============


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                                                       $    489,592       $    726,266
    Income taxes                                                                   $     62,368       $      2,545
    Transfer from investments to other assets                                      $     83,000       $         --
    Transfer from loans to foreclosed properties                                   $     65,650       $         --



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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2002 and December 31, 2001, and the consolidated results of their operations and their cash flows for the three month periods ended March 31, 2002 and 2001.

     The accounting policies followed are set forth in Note 1 to the 2001 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at March 31, 2002 and December 31, 2001 classified by type are as follows:

                                              March 31,         December 31,
                                                2002                2001
Real Estate:
  Construction                              $ 10,870,177       $ 11,139,588
  Mortgage                                    36,388,711         35,189,010
Commercial, financial and agricultural        16,928,786         16,512,498
Consumer                                       2,459,955          2,553,710
                                            ------------       ------------
Subtotal                                      66,647,629         65,394,806
Net deferred loan origination fees              (162,571)          (163,824)
                                            ------------       ------------
Total                                       $ 66,485,058       $ 65,230,982
                                            ============       ============

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of lines to extend credit were $12,733,636 and $19,280,406 at March 31, 2002 and December 31, 2001, respectively.

4. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 869,721 and 756,264 for the quarters ended March 31, 2002 and 2001, respectively. Diluted earnings per share have been computed using common stock and common stock equivalents of 880,270 and 756,264. Shares have been adjusted to reflect a 10% stock split paid in the form of an 11-for-10 stock dividend paid November 2001.

5. The Company's capital at March 31, 2002 and December 31, 2001 to risk weighted assets totaled 13.72% and 13.79%, respectively. Current federal regulations require that the Company maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company must maintain a leverage ratio of 4%. As of March 31, 2002 and December 31, 2001, the Company's capital exceeded the current capital requirements.

6. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted  for under the purchase  method.  SFAS No. 142 requires  that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS 142 effective January 1, 2002 did not affect the Company's financial statements.

     In June 2001, the Securities and Exchange Commission issued Staff Accounting Bulleting ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 sets forth guidelines for determining the allowance for loan losses under generally accepted accounting principles. In addition, SAB No. 102 sets forth guidelines for documentation by registrants in support of the allowance for loan losses. The Company adopted SAB No. 102 on October 1, 2001. The Company prepares a detailed loan classification and applies an estimated loss calculation methodology, which is the basis for the determination of the allowance for loan losses. This methodology and related documentation thereof, has historically been in place. The Company believes the adoption of SAB No. 102 will not have an impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provision of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 144 will have a material effect on the Company's financial position and results of operations.

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2002 COMPARED TO DECEMBER 31, 2001

During the period from December 31, 2001 to March 31, 2002, total assets increased $4,474,320 or 6%. This increase, reflected primarily in the cash and cash equivalents, investment securities and loan portfolio, was funded primarily by deposit growth.

Securities, federal funds sold and interest-bearing balances with other financial institutions at March 31, 2002 totaled $10,391,466 compared to $8,480,783 at December 31, 2001. Securities available for sale decreased by $250,000 due to the default of an investment. The Bank had purchased a certificate of deposit from an FDIC insured institution in the amount of $250,000. Subsequently, the institution fell into FDIC receivership, which resulted in the receipt of and FDIC insurance check in the amount of $100,000, a permanent write down of $67,000, and a transfer from investments to other assets in the amount of $83,000. Based upon figures released by the FDIC regarding the collection of uninsured deposits, the Company fully expects to recoup the remaining balance of $83,000. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. Investments in Federal Home Loan Bank stock to date total $229,800.

The loan portfolio constituted 78% of the Company's total assets. Loans increased $1,254,076 from December 31, 2001 to March 31, 2002. Slow economic growth in addition to management's desire to improve liquidity and manage loan growth commiserate with deposit growth resulted in the modest 2% increase in loan growth. Management places a strong emphasis on loan quality. At March 31, 2002, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $518,658, $1,443,404, and $605,006 at March 31, 2002 and 2001, and December 31, 2001,
respectively. The average recorded balance of impaired loans during 2002 and 2001 was not significantly different from the balance at March 31, 2002 and 2001, and December 31, 2001, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $28,262 and $90,667 and $68,353 at March 31, 2001 and 2000, and December 31, 2000,
respectively. For the three month periods ended March 31, 2002 and 2001, Weststar recognized interest income from impaired loans of approximately $5,736 and $42,276.

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

The allowance for loan losses at March 31, 2002 and 2001, and December 31, 2001 was 1.50%, respectively, of gross loans outstanding.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended March 31, 2002 and 2001, and for the years ended December 31, 2001 and 2000.

Summary of Allowance for Loan Losses

                                                 For the three months              For the years ended
                                                    ended March 31,                    December 31,
                                                 2002             2001             2001             2000
                                                 ----             ----             ----             ----
Balance, beginning of period                  $ 978,467        $ 871,706        $ 871,706        $ 528,808
  Charge-offs:
  Commercial, financial and agricultural       (131,020)          (4,957)        (373,087)        (112,062)
  Real estate: Mortgage                         (25,000)         (20,000)         (90,275)              --
  Consumer                                      (34,796)         (11,391)         (27,238)              --
                                              ---------        ---------        ---------        ---------
Total charge-offs                              (190,816)         (36,348)        (490,600)        (112,062)
Recoveries
  Commercial, financial and agricultural          5,976               --           45,270               --
  Consumer                                        2,122               --            1,671               --
                                              ---------        ---------        ---------        ---------
Total recoveries                                  8,098               --           46,941               --
                                              ---------        ---------        ---------        ---------
Net (charge-offs) recoveries                   (182,718)         (36,348)        (443,659)        (112,062)
                                              ---------        ---------        ---------        ---------
Provision charged to operations                 202,650          114,070          550,420          454,960
Balance, end of period                        $ 998,399        $ 949,428        $ 978,467        $ 871,706
                                              =========        =========        =========        =========

Percentage of net charge-offs to
  average loans                                    2.73%             .06%             .70%             .23%
Percentage of allowance to
  period-end loans                                 1.50%            1.50%            1.50%            1.45%



The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                    March 31, 2002               December 31, 2001
                              Amount of        Percent of    Amount of        Percent of
                              Allowance       Total Loans    Allowance        Total Loans

TYPE OF LOAN:
Real estate                    $695,287            71%        $645,743            71%
Commercial and industrial
  loans                         265,842            25%         280,653            25%
Consumer                         18,049             4%          19,381             4%
Unallocated                      19,221            --           32,690            --
                               --------           ---         --------           ---
Total allowance                $998,399           100%        $978,467           100%
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

During 2000, 2001 and 2002, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

Deposits increased $4,424,189 during the three months ended March 31, 2002. The growth was found in all categories of deposits. Growth stemmed from continued market penetration and the addition of new products/services. Transaction accounts such as demand deposits, NOW accounts, savings and money market demand accounts reflected $4,511,006 in growth. Interest rate sensitive customers shifted funds from time deposits to lower interest-bearing NOW accounts and money market demand accounts in anticipation of future increases in interest rates.

The Company's capital at March 31, 2002 to risk weighted assets totaled 13.72%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of March 31, 2002, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002 AND 2001

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended March 31, 2002 totaled $920,317 compared to $894,643 in 2001. This increase is attributable to growth in net earning assets. The Company's net interest margin was approximately 4.5% and 4.9% for the quarters ended March 31, 2002 and 2001, respectively.

Weststar recorded a provision for loan losses of $202,650 and $114,070 for the quarters ended March 31, 2002 and 2001, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for credit losses increased due to growth in the loan portfolio, and an increase in non-performing loans from 1.44% to 3.23% of gross loans outstanding at March 31, 2001 and 2002, respectively.

Non-interest income for the March 31, 2001 and 2000 quarters totaled $387,919 and $186,561, respectively. The growth in service charge income increased commensurate with growth in transaction related deposit accounts, the deployment of new and enhanced products and services, and increased income from the origination of mortgage loans. Mortgage loan income increase from $24,174 in 2001 to $57,328 in 2002 as a result customer refinancing. Non-interest expense totaled $840,469 compared to $724,197 in 2001. Non-interest expense increased primarily as a result of Company wide asset growth, the costs of servicing a larger loan and deposit base of customers and the $67,000 permanent write down of an investment security. Additional increased costs related directly to insurance, supplies, audit, tax and legal fees as well as sundry items. Income before income tax provision totaled $265,117 and $242,937 for the quarters ended March 31, 2002 and 2001, respectively. Income tax provision totaled $102,865 and $100,011 for the quarters ended March 31, 2002 and 2001, respectively. Net income totaled $162,252 and $142,926 for the quarters ended March 31, 2002 and 2001, respectively.

Other comprehensive income (loss) totaled ($28,423) and $6,192 in 2002 and 2001, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $133,829 and $149,118 for the quarters ended March 31, 2002 and 2001, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2002, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.


                                                              TERMS TO REPRICING AT MARCH 31, 2002
                                     1-90 Days       91-180 Days      181-365 Days    Total One Year   Non-Sensitive        Total

Interest-earning assets:
Interest bearing deposits          $     30,367               --                --     $     30,367               --    $     30,367
Federal funds sold                    3,799,000               --                --        3,799,000               --       3,799,000
Investment securities                 2,500,000     $    500,000      $  1,500,000        4,500,000     $  2,042,066       6,542,066

Federal Home Loan Bank stock                 --               --                --               --          229,800         229,800
Loans                                47,252,025        1,593,939         5,015,059       53,861,023       10,476,260      64,337,283
Total interest-earning assets        53,581,392        2,093,939         6,515,059       62,190,390       12,748,126      74,938,516

Interest-bearing liabilities
Time deposits                        16,163,519       10,420,706         4,764,808       31,349,033          562,711      31,911,744
All other deposits                   28,581,960               --                --       28,581,960               --      28,581,960
Total interest-bearing               44,745,479       10,420,706         4,764,808       59,930,993          562,711      60,493,704
liabilities

Interest sensitivity gap           $  8,835,913     ($ 8,326,767)     $  1,750,251     $  2,259,397     $ 12,185,415    $ 14,444,812
Cumulative interest sensitivity
Gap                                $  8,835,913     $    509,146      $  2,259,397
Interest-earning assets as a
Percent of interest sensitive
liabilities                               119.7%            20.1%            136.7%           103.8%



Non-accrual loans have been excluded. Weststar has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities.

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

The allowance for loan losses is a significant estimate that can and does change based upon management's process in analyzing the loan portfolio and on management's assumptions about specific borrowers and applicable economic and environmental conditions. Specific reserves are affected by the underlying quality of the collateral securing the loans. General reserves reflect changes in market conditions, similar types of loans or loans among a similar group, changes in regulations and laws, among other factors.

Actual charge-offs are compared to the allowance and adjustments are made accordingly. By basing the past graded loan loss factors on charge-off rates over a period reflective of a business cycle, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted monthly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgement, significant factors, which affect the collectibility of the portfolio as of the evaluation date, are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.


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


                               REGULATORY CAPITAL

                                                                                                        To Be Well
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                        Actual            Adequacy Purposes         Action Provisions
                                                  Amount      Ratio      Amount        Ratio       Amount       Ratio
                                                  ------      -----      ------        -----       ------       -----
                                                                      (Dollars in Thousands)
As of March 31, 2002
Total Capital (to Risk Weighted Assets)
  Consolidated                                    $8,918      13.72%      $5,200        8.00%      $6,500      10.00%
  Bank                                            $8,821      13.58%      $5,197        8.00%      $6,496      10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                    $8,103      12.47%      $2,599        4.00%      $3,898       6.00%
  Bank                                            $8,007      12.33%      $2,600        4.00%      $3,900       6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                    $8,103       9.96%      $3,254        4.00%      $4,068       5.00%
  Bank                                            $8,007       9.84%      $3,254        4.00%      $4,067       5.00%


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

As of March 31, 2002, liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $8.8 million, which represents 10.3% of total assets and 11.4% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $12 million. At March 31, 2002, outstanding commitments to extend credit and available lines of credit were $12.7 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 41.7% of Weststar's total deposits at March 31, 2002. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 9.8% of the Company's total deposits at March 31, 2002. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.


                              INVESTMENT ACTIVITIES

At March 31, 2002, Weststar's investments consisted of U.S. Government agency securities, a North Carolina municipal bond and certificates of deposit. The investments, with aggregate amortized cost of $6.5 million, are classified as available for sale and are presented in the financial statements at their market value of $6.6 million at March 31, 2002. These securities have tax equivalent yields of 4.7%, 5.9% and 4.6%, respectively, with an aggregate remaining term of approximately 27.2 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $229,800 with a yield of 5.75% at March 31, 2002. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.


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

Part II - OTHER INFORMATION

ITEM 4 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.)  Exhibits
     None

B.) Reports on Form 8-K The Company filed a current report on Form 8-K dated April 17, 2002 announcing the termination of the firm Deloitte & Touche, LLP as the Company's independent auditors and appointing the firm Dixon Odom PLLC as the Company's independent auditors for the fiscal year ending December 31, 2002.

     Items 1, 2, 3, 4, 5, 6, 7, 8 and 9 are inapplicable and are omitted.

SIGNATURE

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Weststar Financial Services Corporation
                                      (Registrant)

May 7, 2002                           /s/Randall C.  Hall
                                      Randall C. Hall
                                      Executive Vice President and
                                      Chief Financial and
                                      Principal Accounting Officer