Form 10QSB
period 2002-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2002-08-08
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
                                   (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from                      to
                              ---------------------    -------------------------

                        Commission File Number: 000-30515

                     Weststar Financial Services Corporation
             (Exact name of registrant as specified in its charter)

       North Carolina                                      56-2181423
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

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

Common stock, $1.00 par value - 870,521 shares outstanding as of August 7, 2002.

INDEX                                                                     Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001                            3

         Consolidated Statements of Income
           Three and Six Months Ended June 30, 2002 and 2001              4

         Consolidated Statements of Comprehensive Income
           Three and Six Months Ended June 30, 2002 and 2001              5

         Consolidated Statement of Changes in Shareholders' Equity
           Six Months Ended June 30, 2002                                 6

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2002 and 2001                        7

         Notes to Consolidated Financial Statements                       8

         Management's Discussion and Analysis
           Financial Condition and Results of Operations                  10

Part II - OTHER INFORMATION

Exhibit Index                                                             18

Signatures                                                                19


WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS               (unaudited)
                                                                           June 30,            December 31,
                                                                            2002                  2001
                                                                       ----------------      ---------------

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                 $  3,394,563           $  3,805,590
  Interest-bearing deposits                                                     33,733                 36,115
  Federal funds sold                                                        10,254,000              1,585,000
                                                                          ------------           ------------
      Total cash and cash equivalents                                       13,682,296              5,426,705
                                                                          ------------           ------------
Investment securities -
  Available for sale, at fair value (amortized cost of
  $6,654,537 and $6,793,328, respectively)                                   6,680,493              6,859,668
                                                                          ------------           ------------
Loans                                                                       65,591,331             65,230,982
Allowance for loan losses                                                     (985,593)              (978,467)
                                                                          ------------           ------------
Net loans                                                                   64,605,738             64,252,515
Premises and equipment, net                                                  2,076,190              2,195,191
Accrued interest receivable                                                    467,557                470,592
Federal Home Loan Bank stock, at cost                                          229,800                229,800
Deferred income taxes                                                          272,670                246,510
Foreclosed properties                                                          639,695                752,539
Other assets                                                                   298,021                218,645
                                                                          ------------           ------------
TOTAL                                                                     $ 88,952,460           $ 80,652,165
                                                                          ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                  $ 13,093,435           $ 14,243,137
  NOW accounts                                                               6,066,020              8,435,579
  Money market accounts                                                     19,213,271             16,296,256
  Savings                                                                    1,714,768              1,158,818
  Time deposits of $100,000 or more                                          7,275,414             10,066,980
  Other time deposits                                                       31,337,151             21,931,581
                                                                          ------------           ------------
        Total deposits                                                      78,700,059             72,132,351
Accrued interest payable                                                       175,303               197,2209
Other liabilities                                                            1,781,426                340,397
                                                                                                 ------------
                                                                          ------------           ------------
      Total liabilities                                                     80,656,788             72,669,968
                                                                          ------------           ------------


SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none               --                     --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 870,521 and 869,721, respectively         870,521                869,721
Additional paid-in capital                                                   7,120,187              7,114,771
Retained earnings (accumulated deficit)                                        289,032                (43,014)
Accumulated other comprehensive income                                          15,932                 40,719
                                                                          ------------           ------------
      Total shareholders' equity                                             8,295,672              7,982,197
                                                                          ------------           ------------
TOTAL                                                                     $ 88,952,460           $ 80,652,165
                                                                          ============           ============


See notes to consolidated financial statements.



Weststar Financial Services Corporation & Subsidiary             Three Months                          Six Months
Consolidated Statements of Income (unaudited)                    Ended June 30,                      Ended June 30,
                                                               2002            2001                2002            2001
                                                          ---------------  -------------       -------------   -------------
INTEREST INCOME:
Interest and fees on loans                              $      1,238,180 $    1,470,326      $    2,501,853 $     3,038,847
Federal funds sold                                                32,087         42,146              34,089          79,849
Interest-bearing deposits with other banks                         5,830            727              11,986           4,283
Investments:
  U.S Treasuries                                                      --         12,054                  --          23,915
  U.S. Government agencies                                        56,902         44,559             124,475          64,508
  Municipal securities                                             2,483          4,025               4,745              --
  Corporate dividends                                              3,258             --               6,878           8,106
                                                          ---------------  -------------       -------------   -------------
       Total interest income                                   1,338,740      1,573,837           2,684,026       3,219,508
                                                          ---------------  -------------       -------------   -------------
INTEREST EXPENSE:
Time deposits of $100,000 or more                                 67,391        144,157             151,817         260,105
Other time and savings deposits                                  382,286        586,795             706,497       1,220,612
Federal funds purchased                                               --             --              14,888             544
Other interest expense                                             1,443            687               2,887           1,406
                                                          ---------------  -------------       -------------   -------------
     Total interest expense                                      451,120        731,639             876,089       1,482,667
                                                          ---------------  -------------       -------------   -------------
NET INTEREST INCOME                                              887,620        842,198           1,807,937       1,736,841
PROVISION FOR LOAN LOSSES                                         89,300        103,700             291,950         217,770
                                                          ---------------  -------------       -------------   -------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                 798,320        738,498           1,515,987       1,519,071
                                                          ---------------  -------------       -------------   -------------
OTHER INCOME:
Service charges on deposit accounts                              322,134        190,136             604,937         317,216
Other service fees and commissions                                95,369         80,904             192,569         137,257
Securities gains                                                  30,889             --             30,889               --
Other                                                              6,869          5,753              14,785           8,881
                                                          ---------------  -------------       -------------   -------------
       Total other income                                        455,261        276,793             843,180         463,354
                                                          ---------------  -------------       -------------   -------------
OTHER EXPENSES:
Salaries and wages                                               299,332        295,854             615,058         594,240
Employee benefits                                                 51,290         58,779             107,034         142,382
Occupancy expense, net                                            44,919         42,176              84,422          83,634
Equipment rentals, depreciation and
  Maintenance                                                     67,723         65,565             136,132         132,853
Supplies                                                          59,547         41,772             102,955          80,373
Professional fees                                                221,624        149,644             416,468         273,000
Marketing                                                         41,978         52,009              63,729          98,617
Non-recurring expenses                                           173,750             --             240,750              --
Other                                                             36,354         37,533              70,438          62,430
                                                          ---------------  -------------       -------------   -------------
        Total other expenses                                     996,517        743,332           1,836,986       1,467,529
                                                          ---------------  -------------       -------------   -------------
INCOME BEFORE INCOME TAXES                                       257,064        271,959             522,181         514,896
INCOME TAX PROVISION                                              87,270        113,978             190,135         213,989
                                                          ---------------  -------------       -------------   -------------
NET INCOME                                              $        169,794 $      157,981      $      332,046 $       300,907

PER SHARE AMOUNTS:
  Basic                                                              .20            .18                 .38             .37
  Diluted                                               $            .19 $          .18      $          .38 $           .37
                                                          ===============  =============       =============   =============


See notes to consolidated financial statements.



WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
                                                                    Three Months             Six  Months
                                                                    Ended June 30,          Ended June 30,
                                                                  2002         2001        2002         2001

NET INCOME                                                   $    169,794   $ 157,981     $ 332,046   $ 300,907
OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
    Unrealized holding gains (losses) on available
     for sale securities                                           36,812      17,944       (9,495)     28, 032
    Reclassification adjustment for (gains) losses               (30,889)         --       (30,889)          --
                                                             ------------   ------------ ------------ ---------
    Other comprehensive income (loss) before tax                    5,923      17,944      (40,384)      28,032
INCOME TAX EXPENSE (BENEFIT) RELATED
TO ITEMS OF OTHER COMPREHENSIVE
INCOME (LOSS)                                                     (2,287)     (6,930)        15,597    (10,826)
                                                             ------------   ------------ ------------ ---------
OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX                                                         3,636      11,014      (24,787)      17,206
                                                             ------------   ------------ ------------ ---------
COMPREHENSIVE INCOME                                         $    173,430   $ 168,995     $ 307,259   $ 318,113
                                                             ------------   ------------ ------------ ---------



See notes to consolidated financial statements.


WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 (unaudited)

                                                                                       Accumulated
                                                          Additional                      Other           Total
                                       Common Stock        Paid-In     Accumulated    Comprehensive    Shareholders'
                                   ----------------------
                                    Shares     Amount      Capital       Deficit          Income          Equity
Balance December 31, 2001            869,721    $869,721   $7,114,771     $(43,014)      $40,719      $7,982,197

Net Income                                                                 332,046                       332,046

Other comprehensive income, net of
   tax:

  Unrealized gains on securities:
  Unrealized holding gains on
   available for sale securities,
net of
   reclassification adjustment                                                           (24,787)        (24,787)
and tax
   effect
 Issuance of common stock                800         800        5,416                                      6,216


                                   ------------------------------------------------------------------------------
Balance June 30, 2002                870,521    $870,521   $7,120,187     $289,032      $15,932       $8,295,672
                                   ==============================================================================


See notes to consolidated financial statements.


Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,                                                            2002             2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $    332,046      $    300,907
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation                                                                          145,235           140,613
  Provision for loan loss                                                               291,950           217,770
  Premium amortization and discount accretion, net                                        2,288            (4,003)
  (Increase) decrease in accrued interest receivable                                      3,035           (15,111)
  Increase (decrease) in accrued interest payable                                       (21,917)           73,173
  Increase in other assets                                                               (6,400)         (204,665)
  Increase (decrease) in other liabilities                                              (58,971)           12,127
  Net loss on sales of foreclosed properties                                              8,149                --
  Loss on sales of premises and equipment                                                 1,588                --
  Gains on sale on securities                                                           (30,889)
  Deferred income tax provision (benefit)                                                  (540)          162,003
  Permanent write-down of investment security                                            67,000                --
                                                                                   ------------      ------------
    Net cash used by operating activities                                               732,574           682,814
                                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Federal Home Loan Bank stock                                                     --            (4,800)
Purchases of securities available for sale                                           (2,392,322)       (4,281,539)
Maturities of securities available for sale                                           2,600,000         1,275,000
Net increase in loans                                                                  (770,177)       (3,391,067)
Proceeds from sales of securities                                                     1,309,715                --
Proceeds from sales of foreclosed properties                                            229,699                --
Additions to premises and equipment                                                     (27,822)           (9,591)
                                                                                   ------------      ------------
    Net cash provided by (used in) investing activities                                 949,093        (6,411,997)
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts          (46,296)        3,011,153
Net increase in certificates of deposits                                              6,614,004         5,846,393
Issuance of common stock                                                                  6,216         1,221,910
Common stock subscriptions                                                                   --          (328,396)
                                                                                   ------------      ------------
    Net cash provided by financing activities                                         6,573,924         9,751,060
                                                                                                     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             8,255,591         4,021,877
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      5,426,705         5,043,809
                                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 13,682,296      $  9,065,686
                                                                                   ============      ============

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                                                       $    898,006      $  1,458,936
    Income taxes                                                                   $    211,848      $      2,545
    Transfer from investments to other assets                                      $     83,000      $         --
    Transfer from loans to foreclosed properties                                   $    125,003      $         --
   Securities purchased, not yet settled                                           $  1,500,000      $         --



See notes to consolidated financial statements

WESTSTAR FINANCIAL SERVICES CORPORTION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Weststar Financial Services Corporation (the "Company") is a bank holding company with one subsidiary, The Bank of Asheville, a state chartered commercial bank incorporated in North Carolina on October 29, 1997. Common shares of The Bank of Asheville were exchanged for common shares of the Company on April 29, 2000.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and December 31, 2001, and the consolidated results of their operations for the three and six month periods ended June 30, 2002 and 2001 and their cash flows for the six month periods ended June 30, 2002 and 2001.

     The accounting policies followed are set forth in Note 1 to the 2001 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at June 30, 2002 and December 31, 2001 classified by type are as follows:

                                                         June 30,         December 31,
                                                           2002              2001
         Real Estate:
           Construction                                $10,715,913       $11,139,588
           Mortgage                                     34,832,272        35,189,010
         Commercial, financial and agricultural         17,521,556        16,512,498
         Consumer                                        2,678,464         2,553,710
                                                       -----------       -----------
         Subtotal                                       65,748,205        65,394,806
         Net deferred loan origination fees              (156,874)         (163,824)
                                                       -----------       -----------
         Total                                         $65,591,331       $65,230,982
                                                       ===========       ===========



3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of lines to extend credit were $12,978,328 and $19,280,406 at June 30, 2002 and
     December 31, 2001, respectively.

4. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 870,196 and 869,721 for the quarters ended June 30, 2002 and 2001, respectively and 869,960 and 813,328 for the six month periods ended June 30, 2002 and 2001, respectively. Diluted earnings per share have been computed using common stock and common stock equivalents of 885,487 and 869,721 for the quarters ended June 30, 2002 and 2001, respectively, and 883,361 and 813,328 for the six month periods ended June 30, 2002 and 2001, respectively. Shares have been adjusted to reflect the effect of an 11-for-10 stock split paid November 2001 in the form of a 10% stock dividend.

5. The Company's capital to risk weighted assets at June 30, 2002 and December 31, 2001 totaled 13.79% and 13.79%, respectively. Current federal regulations require that the Company maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company must maintain a leverage ratio of 4%. As of June 30, 2002 and December 31, 2001, the Company's capital exceeded the current capital requirements.

6. June 2001, June 2001, the Financial Accounting Standards Board issued Statement of

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provision of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 144 will have a material effect on the Company's financial position and results of operations.

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2002 COMPARED TO DECEMBER 31, 2001

During the period from December 31, 2001 to June 30, 2002, total assets increased $8,300,295 or 10%. This increase, reflected primarily in the cash and cash equivalents and loans, was funded primarily by deposit growth and retained earnings.

Securities, federal funds sold and interest-bearing balances with other financial institutions at June 30, 2002 totaled $16,968,226 compared to $8,480,783 at December 31, 2001. Securities available for sale decreased by $138,791, excluding unrealized gains. A decrease of $250,000 in securities originated from the default of an investment. The Bank had purchased a certificate of deposit from an FDIC insured institution in the amount of $250,000. Subsequently, the institution fell into FDIC receivership, which resulted in the receipt of and FDIC insurance check in the amount of $100,000, a permanent write down of $67,000, and a transfer from investments to other assets in the amount of $83,000. Based upon figures released by the FDIC regarding the collection of uninsured deposits, the Company fully expects to recoup the remaining balance of $83,000. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. Investments in Federal Home Loan Bank stock to date total $229,800.

The loan portfolio constituted 74% of the Company's total assets. Loans increased $360,349 from December 31, 2001 to June 30, 2002. Slow economic growth in addition to management's desire to improve liquidity and manage loan growth commiserate with deposit growth resulted in the modest increase in loan growth. Management places a strong emphasis on loan quality. At June 30, 2002, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,269,695, $1,281,089, and $605,006 at June 30, 2002 and 2001, and December 31, 2001,
respectively. The average recorded balance of impaired loans during 2002 and 2001 was not significantly different from the balance at June 30, 2002 and 2001, and December 31, 2001, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $130,520 and $90,667 and $68,353 at June 30, 2002 and 2001, and December 31, 2001,
respectively. For the six-month periods ended June 30, 2002 and 2001, Weststar recognized interest income from impaired loans of approximately $24,273 and $41,742.

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

The allowance for loan losses at June 30, 2002 and 2001, and December 31, 2001 was 1.50%, 1.45% and 1.50%, respectively, of gross loans outstanding.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the six-months ended June 30, 2002 and 2001, and for the years ended December 31, 2001 and 2000.

Summary of Allowance for Loan Losses

                                                           For the six months         For the years ended
                                                             ended June 30,             December 31,
                                                          2002         2001          2001           2000
                                                          ----         ----          ----           ----
Balance, beginning of period                              $978,467     $871,706      $871,706       $528,808
  Charge-offs:
    Real estate: Mortgage                                 (25,000)      (30,000)      (90,275)           --
    Consumer                                              (70,644)      (23,522)      (27,238)           --
    Commercial, financial and agricultural               (214,796)     (126,636)     (373,087)     (112,062)
                                                         ---------      --------     ---------     ---------
Total charge-offs                                        (310,440)     (180,158)     (490,600)     (112,062)
Recoveries
  Real estate: Mortgage                                     7,472            --            --
  Commercial, financial and agricultural                   15,976            --        45,270            --
  Consumer                                                  9,640         1,671         1,671            --
Total recoveries                                           25,616         9,143        46,941            --
                                                         ---------      --------     ---------     ---------
Net (charge-offs) recoveries                             (284,824)     (171,015)     (443,659)     (112,062)
                                                         ---------      --------     ---------     ---------
Provision charged to operations                           291,950       217,770       550,420       454,960
                                                          --------      --------     ---------     ---------
Balance, end of period                                   $985,593      $918,461      $978,467      $871,706
                                                         =========     =========     =========     =========
Percentage of net charge-offs to
  average loans                                               .28%          .35%          .70%          .23%
Percentage of allowance to
  period-end loans                                           1.50%         1.45%         1.50%         1.45%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                   June 30, 2002                    December 31, 2001
                                            Amount of         Percent of        Amount of        Percent of
                                            Allowance         Total Loans       Allowance        Total Loans

TYPE OF LOAN:
Real estate                                 $695,967             69%             $645,743             71%
Commercial, financial and
  industrial loans                           245,326             27%              280,653             25%
Consumer                                      18,291              4%               19,381              4%
Unallocated                                   26,009              --               32,690              --
                                            --------            ----             --------            ----
Total allowance                             $985,593            100%             $978,467            100%
                                            ========            ====             ========            ====

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

Deposits increased $6,567,708 during the six months ended June 30, 2002. The growth was found in savings, money market demand and certificates of deposit accounts. Growth stemmed from continued market penetration, competitive interest rates and the addition of new products/services.

The Company's capital at June 30, 2002 to risk weighted assets totaled 13.79%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of June 30, 2002, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002 AND 2001

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2002 totaled $887,620 compared to $842,198 in 2001. This increase is attributable to growth in net earning assets. The Company's net interest margin was approximately 4.1% and 4.3% for the quarters ended June 30, 2002 and 2001, respectively.

Weststar recorded a provision for loan losses of $89,300 and $103,700 for the quarters ended June 30, 2002 and 2001, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for credit losses was sufficient to increase the loan loss reserve from 1.45% of gross loans outstanding at June 30, 2001 to 1.50% at June 30, 2002. The increase was due to growth in the loan portfolio, and an increase in non-performing loans from 1.19% to 2.95% of gross loans outstanding at June 30, 2001 and 2002, respectively.

Non-interest income for the June 30, 2002 and 2001 quarters totaled $455,261 and $276,793, respectively. The growth in service charge income increased commensurate with average growth in transaction related deposit accounts, the deployment of new and enhanced products and services, and increased income from the origination of mortgage loans. Mortgage loan income increase from $48,796 in 2001 to $55,503 in 2002 as a result customer refinancing and home purchases. Securities gains from the sale of securities totaled $30,889 compared to none in 2001. Non-interest expense totaled $996,517 compared to $743,332 in 2001. Non-interest expense increased primarily as a result of Company wide asset growth, the costs of servicing a larger loan and deposit base of customers and a non-recurring expense of $173,750 arising from a legal settlement. Additional increased costs related directly to insurance, supplies, audit, tax and legal fees as well as sundry items. Income before income tax provision totaled $257,064 and $271,959 for the quarters ended June 30, 2002 and 2001, respectively. Income tax provision totaled $87,270 and $113,978 for the quarters ended June 30, 2002 and 2001, respectively. Net income totaled $169,794 and $157,981 for the quarters ended June 30, 2002 and 2001, respectively.

Other comprehensive income, net of tax, totaled $3,636 and $11,014 in 2002 and 2001, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $173,430 and $168,995 for the quarters ended June 30, 2002 and 2001, respectively.

COMPARATIVE SIX MONTHS

Net interest income for the six-month periods ended June 30, 2002 totaled $1,807,937 compared to $1,736,841 in 2001. This increase is attributable to growth in net earning assets. The Company's net interest margin was approximately 4.3% and 4.6% for the quarters ended June 30, 2002 and 2001, respectively.

Weststar recorded a provision for loan losses of $291,950 and $217,770 for the six month periods ended June 30, 2002 and 2001, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality."

Non-interest income for the June 30, 2002 and 2001 six-month periods totaled $843,180 and $463,354, respectively. The growth in service charge income increased commensurate with average growth in transaction related deposit accounts, the deployment of new and enhanced products and services, and increased income from the origination of mortgage loans. Mortgage loan income increase from $72,967 in 2001 to $112,831 in 2002 as a result customer refinancing and home purchases. Securities gains from the sale of securities totaled $30,889 compared to none in 2001. Non-interest expense totaled $1,836,986 compared to $1,467,529 in 2001. Non-interest expense increased primarily as a result of Company wide asset growth, the costs of servicing a larger loan and deposit base of customers and non-recurring expenses of $240,750 arising from a legal settlement and the permanent write-down of an investment security. Additional increased costs related directly to insurance, supplies, audit, tax and legal fees as well as sundry items. Income before income tax provision totaled $522,181 and $514,896 for the six-month periods ended June 30, 2002 and 2001, respectively. Income tax provision totaled $522,181 and $514,896 for the six-month periods ended June 30, 2002 and 2001, respectively. Net income totaled $332,046 and $300,907 for the six-month periods ended June 30, 2002 and 2001, respectively.

Other comprehensive income (loss), net of tax, totaled ($24,787) and $17,206 in 2002 and 2001, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $307,259 and $318,113 for the six months ended June 30, 2002 and 2001, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.



                                                                  TERMS TO REPRICING AT JUNE 30, 2002
                                   1-90 Days       91-180 Days      181-365 Days      Total One Year   Non-Sensitive   Total
Interest-earning assets:
Interest bearing deposits           $    33,733              --               --       $    33,733               --     $    33,733
Federal funds sold                   10,254,000              --               --        10,254,000               --      10,254,000
Investment securities                 1,500,000     $ 2,625,000               --         4,125,000      $ 2,529,537       6,654,537

Federal Home Loan Bank stock                 --              --               --                --          229,800         229,800
Loans                                44,777,178       2,391,923      $ 4,918,393        52,087,494       11,094,824      63,182,318
Total interest-earning assets        56,564,911       5,016,923        4,918,393        66,500,227       13,854,161      80,354,388

Interest-bearing liabilities
Time deposits                        26,861,250       3,610,412        7,579,393        38,051,055          561,510      38,612,565
All other deposits                   26,994,059              --               --        26,994,059               --      26,994,059
Total interest-bearing               53,855,309       3,610,412        7,579,393        65,045,114          561,510      65,606,624
liabilities

Interest sensitivity gap            $ 2,709,602     $ 1,406,511      ($2,661,000)      $ 1,455,113      $13,292,651     $14,747,764
Cumulative interest sensitivity
Gap                                 $ 2,709,602     $ 4,116,113      $ 1,455,113
Interest-earning assets as a
Percent of interest sensitive
liabilities                               105.0%          139.0%            64.9%            102.2%



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

Actual charge-offs are compared to the allowance and adjustments are made accordingly. By basing the past graded loan loss factors on charge-off rates over a period reflective of a business cycle, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted monthly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors, which affect the collectibility of the portfolio as of the evaluation date, are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.




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

                                            REGULATORY CAPITAL

                                                                                                    To Be Well
                                                                                                Capitalized Under
                                                                           For Capital          Prompt Corrective
                                                     Actual             Adequacy Purposes       Action Provisions
                                               Amount       Ratio      Amount       Ratio      Amount       Ratio
                                               ------       -----      ------       -----      ------       -----
                                                                     (Dollars in Thousands)
As of June 30, 2002
Total Capital (to Risk Weighted Assets)
  Consolidated                                 $9,108        13.79%    $5,285        8.00%    $6,606        10.00%
  Bank                                         $9,011        13.65%    $5,283        8.00%    $6,604        10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                 $8,280        12.53%    $2,643        4.00%    $3,964         6.00%
  Bank                                         $8,184        12.39%    $2,641        4.00%    $3,962         6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                 $8,280         9.67%    $3,427        4.00%    $4,283         5.00%
  Bank                                         $8,184         9.55%    $3,426        4.00%    $4,283         5.00%


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

As of June 30, 2002, liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $13.7 million, which represents 15.4% of total assets and 17.4% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $13.8 million. At June 30, 2002, outstanding commitments to extend credit and available lines of credit were $13.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 49.1% of Weststar's total deposits at June 30, 2002. The Company's growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 9.2% of the Company's total deposits at June 30, 2002. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.

                              INVESTMENT ACTIVITIES

At June 30, 2002, Weststar's investments consisted of U.S. Government agency securities, North Carolina municipal bonds and certificates of deposit. The investments, with aggregate amortized cost of $6.7 million, are classified as available for sale and are presented in the financial statements at their market value of $6.7 million at June 30, 2002. These securities have tax equivalent yields of 4.2%, 6.2% and 4.6%, respectively, with an aggregate remaining term of approximately 32.7 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $229,800 with a yield of 5.25% at June 30, 2002. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.

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

Part II - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

Proposal 1: To elect three members of the Board of Directors for a three-year term until the Annual Meeting of Shareholders in 2005. Votes for each nominee were as follows:

Name                                For              Withheld
----                                ---              --------
Max O. Cogburn, Sr.                 764,109          1,683
Carol L. King                       759,830          5,962
David N. Wilcox                     764,472          1,320

The following directors continue in office after the meeting:

William E. Anderson, M. David Cogburn, G. Gordon Greenwood, Darryl J. Hart, Stephen L. Pignatiello, Kent W. Salisbury, and Laura A. Webb.

Proposal 2: To ratify the appointment of Deloitte & Touche LLP as the Bank's independent accountants for the year ending December 31, 2002.

                                    For         Against     Withheld
                                    ---         -------     --------
                                    763,515     1,397       880

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.)  Exhibits
             None

B.) Reports on Form 8-K The Company filed a current report on Form 8-K dated April 17, 2002 announcing the termination of the firm Deloitte & Touche LLP as the Company's independent auditors and appointing the firm Dixon Odom PLLC as the Company's independent auditors for the fiscal year ending December 31, 2002.

     Items 1, 2, 3, 5, 7, 8 and 9 are inapplicable and are omitted.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Weststar Financial Services Corporation


Date:   August 7, 2002                   By:   /s/ Randall C. Hall
                                               ----------------------------
                                               Randall C. Hall.
                                               Executive Vice President and
                                               Chief Financial and
                                               Principal Accounting Officer


CERTIFICATION


The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Weststar Financial Services Corporation (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.


                                        Weststar Financial Services Corporation


Date:   August 7, 2002                  By:  /s/ Randall C. Hall
                                             ---------------------------------
                                             Randall C. Hall
                                             Executive Vice President and
                                             Chief Financial and
                                             Principal Accounting Officer


Date:   August 7, 2002                  By:  /s/ G. Gordon Greenwood
                                             ---------------------------------
                                             G. Gordon Greenwood
                                             President & Chief Executive Officer