Form 10QSB
period 2002-09-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2002-11-13
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to
                              -----------------------  -------------------------

                        Commission File Number: 000-30515

                     Weststar Financial Services Corporation
             (Exact name of registrant as specified in its charter)

        North Carolina                                            56-2181423
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

Common stock,  $1.00 par value - 870,521  shares  outstanding  as of November 8,
2002

INDEX                                                                      Page

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements:
         Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001                          3

         Consolidated Statements of Income
           Three and Nine Months Ended September 30, 2002 and 2001           4

         Consolidated Statements of Comprehensive Income
           Three and Nine Months Ended September 30, 2002 and 2001           5

         Consolidated Statement of Changes in Shareholders' Equity
           Nine Months Ended September 30, 2002                              6

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2002 and 2001                     7

         Notes to Consolidated Financial Statements                          8

Item 2 - Management's Discussion and Analysis
           Financial Condition and Results of Operations                     10

Item 3 - Controls and procedures                                             16

Part II - OTHER INFORMATION

Exhibit Index                                                                17

Signatures                                                                   18

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
  CONSOLIDATED BALANCE SHEETS                                                         (unaudited)
                                                                            September 30,      December 31,
                                                                                2002               2001
                                                                                ----               ----
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                   $  2,850,293       $  3,805,590
  Interest-bearing deposits                                                       36,868             36,115
  Federal funds sold                                                           9,713,000          1,585,000
                                                                            ------------       ------------
      Total cash and cash equivalents                                         12,600,161          5,426,705
                                                                            ------------       ------------
Investment securities -
  Available for sale, at fair value (amortized cost of
  $10,369,181 and $6,793,328, respectively)                                   10,438,355          6,859,668
                                                                            ------------       ------------
Loans                                                                         65,467,993         65,230,982
Allowance for loan losses                                                       (991,960)          (978,467)
                                                                            ------------       ------------
Net loans                                                                     64,476,033         64,252,515
Premises and equipment, net                                                    2,054,884          2,195,191
Accrued interest receivable                                                      405,539            470,592
Federal Home Loan Bank stock, at cost                                            229,800            229,800
Deferred income taxes                                                            262,226            246,510
Foreclosed properties                                                            634,979            752,539
Other assets                                                                     261,888            218,645
                                                                            ------------       ------------
TOTAL                                                                       $ 91,363,865       $ 80,652,165
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                    $ 15,005,488       $ 14,243,137
  NOW accounts                                                                 6,901,540          8,435,579
  Money market accounts                                                       24,902,162         16,296,256
  Savings                                                                      1,840,187          1,158,818
  Time deposits of $100,000 or more                                            6,055,706         10,066,980
  Other time deposits                                                         27,494,969         21,931,581
                                                                            ------------       ------------
        Total deposits                                                        82,200,052         72,132,351
Accrued interest payable                                                         147,890           197,2209
Other liabilities                                                                525,316            340,397
                                                                                               ------------
                                                                            ------------       ------------
      Total liabilities                                                       82,873,258         72,669,968
                                                                            ------------       ------------


SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                 --                 --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 870,521 and 869,721, respectively           870,521            869,721
Additional paid-in capital                                                     7,120,187          7,114,771
Retained earnings (accumulated deficit)                                          457,440            (43,014)
Accumulated other comprehensive income                                            42,459             40,719
                                                                            ------------       ------------
      Total shareholders' equity                                               8,490,607          7,982,197
                                                                            ------------       ------------
                                                                            ------------       ------------
TOTAL                                                                       $ 91,363,865       $ 80,652,165
                                                                            ============       ============

See notes to consolidated financial statements.


Weststar Financial Services Corporation & Subsidiary                Three Months                   Nine Months
Consolidated Statements of Income (unaudited)                    Ended September 30,           Ended September 30,
                                                               2002            2001            2002            2001
                                                               ----            ----            ----            ----
INTEREST INCOME:
Interest and fees on loans                                  $1,292,625      $1,354,704      $3,794,478      $4,393,551
Federal funds sold                                              48,397          45,463          82,486         125,312
Interest-bearing deposits with other banks                       2,097           7,086          14,083          11,369
Investments:
  U.S Treasuries                                                    --           4,082              --          27,997
  U.S. Government agencies                                      67,823          57,308         192,298         121,816
  Municipal securities                                           4,847           3,868           9,592              --
  Corporate dividends                                            3,008              --           9,886          11,974
                                                            ----------      ----------      ----------      ----------
       Total interest income                                 1,418,797       1,472,511       4,102,823       4,692,019
                                                            ----------      ----------      ----------      ----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                               56,380         141,219         208,197         401,324
Other time and savings deposits                                414,422         542,988       1,120,919       1,763,600
Federal funds purchased                                             --              72          14,888             616
Other interest expense                                           1,444             687           4,331           2,093
                                                            ----------      ----------      ----------      ----------
     Total interest expense                                    472,246         684,966       1,348,335       2,167,633
                                                            ----------      ----------      ----------      ----------
NET INTEREST INCOME                                            946,551         787,545       2,754,488       2,524,386
PROVISION FOR LOAN LOSSES                                      246,000         105,000         537,950         322,770
                                                            ----------      ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                               700,551         682,545       2,216,538       2,201,616
                                                            ----------      ----------      ----------      ----------
OTHER INCOME:
Service charges on deposit accounts                            305,253         209,256         910,190         526,472
Other service fees and commissions                             119,647          90,486         312,216         227,743
Securities gains                                                    --              --          30,889              --
Other                                                            7,206           6,384          21,991          15,265
                                                            ----------      ----------      ----------      ----------
       Total other income                                      432,106         306,126       1,275,286         769,480
                                                            ----------      ----------      ----------      ----------
OTHER EXPENSES:
Salaries and wages                                             340,765         282,176         955,823         876,416
Employee benefits                                               63.710          49,561         170,744         191,943
Occupancy expense, net                                          49,270          36,214         133,692         119,848
Equipment rentals, depreciation and
  Maintenance                                                   54,672          64,048         190,804         196,901
Supplies                                                        50,779          46,204         153,734         126,577
Professional fees                                              188,051         168,133         604,519         441,133
Marketing                                                       34,636          28,701          98,365         127,318
Non-recurring expenses                                              --              --         240,750              --
Other                                                           66,151          81,122         136,589         143,552
                                                            ----------      ----------      ----------      ----------
        Total other expenses                                   848,034         756,159       2,685,020       2,223,688
                                                            ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES                                     284,623         232,512         806,804         747,408
INCOME TAX PROVISION                                           116,215          98,942         306,350         312,931
NET INCOME                                                  $  168,408      $  133,570      $  500,454      $  434,477
                                                            ==========      ==========      ==========      ==========
PER SHARE AMOUNTS:
  Basic                                                     $      .19      $      .15      $      .58      $      .52
                                                            ==========      ==========      ==========      ==========
  Diluted                                                   $      .19      $      .15      $      .56      $      .52
                                                            ==========      ==========      ==========      ==========


See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

                                                               Three Months                   Nine Months
                                                            Ended September 30,           Ended September 30,
                                                           2002            2001           2002            2001
                                                           ----            ----           ----            ----

NET INCOME                                              $ 168,408       $ 133,570       $ 500,454       $ 434,477
OTHER COMPREHENSIVE INCOME BEFORE TAX:
    Unrealized holding gains on available for sale
     Securities                                            43,218          74,008          33,724         102,040
    Reclassification adjustment for (gains) losses             --              --         (30,889)             --
                                                        ---------       ---------       ---------       ---------
    Other comprehensive income before tax                  43,218          74,008           2,835         102,040
INCOME TAX EXPENSE RELATED TO
ITEMS OF OTHER COMPREHENSIVE
INCOME                                                    (16,691)        (28,582)         (1,095)        (39,408)
                                                        ---------       ---------       ---------       ---------
OTHER COMPREHENSIVE INCOME, NET OF                                                                            TAX
                                                           26,527          45,426           1,740          62,632
                                                        ---------       ---------       ---------       ---------
COMPREHENSIVE INCOME                                    $ 194,935       $ 178,996       $ 502,194       $ 497,109
                                                        =========       =========       =========       =========

See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (unaudited)

                                                                                                              Accumulated
                                            Common Stock             Additional                         Other            Total
                                        ---------------------          Paid-In       Accumulated     Comprehensive    Shareholders'
                                        Shares         Amount          Capital         Deficit          Income          Equity
Balance December 31, 2001               869,721      $  869,721      $7,114,771      $  (43,014)      $   40,719      $7,982,197

Net Income                                                                              500,454                          500,454

Other comprehensive income, net of tax:

  Unrealized gains on securities:
  Unrealized holding gains on
   available for sale securities,
net of
   reclassification adjustment                                                                             1,740           1,740
and tax
   effect
 Issuance of common stock                   800             800           5,416                                            6,216

                                        ----------------------------------------------------------------------------------------
Balance September 30, 2002              870,521      $  870,521      $7,120,187      $  457,440       $   42,459      $8,490,607
                                        ========================================================================================



See notes to consolidated financial statements.


Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,                                                 2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $    500,454       $    434,477
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation                                                                           206,945            212,030
  Provision for loan loss                                                                537,950            322,770
  Premium amortization and discount accretion, net                                         4,214             (4,039)
  (Increase) decrease in accrued interest receivable                                      65,308            (63,004)
  Increase (decrease) in accrued interest payable                                        (49,330)             5,094
  Increase (decrease) in other assets                                                     36,286           (204,671)
  Increase (decrease) in other liabilities                                               (19,563)            13,342
  Net loss on sales of foreclosed properties                                              27,510                 --
  Loss on sales of premises and equipment                                                  4,190                 --
  Gains on sale on securities                                                            (30,889)                --
  Deferred income tax provision (benefit)                                                (16,810)           162,003
  Permanent write-down of other asset                                                      3,470                 --
  Permanent write-down of investment security                                             67,000                 --
                                                                                    ------------       ------------
    Net cash used by operating activities                                              1,336,735            878,002
                                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Federal Home Loan Bank stock                                                      --             (4,800)
Purchases of securities available for sale                                            (8,904,665)        (4,784,508)
Maturities of securities available for sale                                            4,100,000          2,025,000
Net increase in loans                                                                   (947,405)        (3,195,156)
Proceeds from sales of securities                                                      1,309,715                 --
Proceeds from sales of foreclosed properties                                             275,987                 --
Additions to premises and equipment                                                      (70,828)           (21,163)
                                                                                    ------------       ------------
    Net cash provided by (used in) investing activities                               (4,237,196)        (5,980,627)
                                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts         8,515,587          7,126,928
Net increase in certificates of deposits                                               1,552,114          4,931,470
Issuance of common stock                                                                   6,216          1,221,910
Common stock subscriptions                                                                    --           (328,396)
                                                                                    ------------       ------------
    Net cash provided by financing activities                                         10,073,917         12,951,912
                                                                                    ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              7,173,456          7,849,287
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       5,426,705          5,043,809
                                                                                    ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 12,600,161       $ 12,893,096
                                                                                    ============       ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                                          $  1,397,665       $  2,205,923
  Income taxes                                                                      $    332,578       $    107,545
  Securities purchased, not yet settled                                             $    204,227       $    261,388
Transfer from investments to other assets                                           $     83,000       $         --
Transfer from loans to foreclosed properties                                        $    185,937       $         --


See notes to consolidated financial statements.

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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2002 and December 31, 2001, and the consolidated results of their operations for the three and nine month periods ended September 30, 2002 and 2001 and their cash flows for the nine month periods ended September 30, 2002 and 2001.

The accounting policies followed are set forth in Note 1 to the 2001 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at September 30, 2002 and December 31, 2001 classified by type are as follows:

                                                 September 30,      December 31,
                                                      2002             2001
     Real Estate:
       Construction                              $ 11,386,785     $ 11,139,588
       Mortgage                                    34,795,337       35,189,010
     Commercial, financial and agricultural        16,989,421       16,512,498
     Consumer                                       2,433,661        2,553,710
                                                 ------------     ------------
     Subtotal                                      65,605,204       65,394,806
     Net deferred loan origination fees              (137,211)        (163,824)
                                                 ------------     ------------
     Total                                       $ 65,467,993     $ 65,230,982
                                                 ============     ============

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of lines to extend credit were $11,935,393 and $19,280,406 at September 30, 2002 and December 31, 2001, respectively.

4. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 870,521 and 869,721 for the quarters ended September 30, 2002 and 2001, respectively and 870,149 and 832,303 for the nine month periods ended September 30, 2002 and 2001, respectively. Diluted earnings per share have been computed using common stock and common stock equivalents of 896,261 and 869,721 for the quarters ended September 30, 2002 and 2001, respectively, and 889,066 and 832,303 for the nine month periods ended September 30, 2002 and 2001, respectively. Shares have been adjusted to reflect the effect of an 11-for-10 stock split paid November 2001 in the form of a 10% stock dividend.

The Company's capital to risk weighted assets at September 30, 2002 and December 31, 2001 totaled 14.06% and 13.79%, respectively. Current federal regulations require that the Company maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulations. In addition, the Company must maintain a leverage ratio of 4%. As of September 30, 2002 and December 31, 2001, the Company's capital exceeded the current capital requirements.

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2002 COMPARED TO DECEMBER 31, 2001

During the period from December 31, 2001 to September 30, 2002, total assets increased $10,711,700 or 13%. This increase, reflected primarily in the cash and cash equivalents, loans and investment securities, was funded primarily by deposit growth and retained earnings.

Securities, federal funds sold and interest-bearing balances with other financial institutions at September 30, 2002 totaled $20,188,223 compared to $8,480,783 at December 31, 2001. Securities available for sale increased by $3,375,853, excluding unrealized gains. A change of $250,000 in securities originated from the default of an investment. The Bank had purchased a certificate of deposit from an FDIC insured institution in the amount of $250,000. Subsequently, the institution fell into FDIC receivership, which resulted in the receipt of and FDIC insurance check in the amount of $100,000, a permanent write down of $67,000, and a transfer from investments to other assets in the amount of $83,000. During the third quarter, the Company began writing down the remaining balance as the likelihood of collections diminishes. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. Investments in Federal Home Loan Bank stock to date total $229,800.

The loan portfolio constituted 71% of the Company's total assets. Loans increased $237,011 from December 31, 2001 to September 30, 2002. Slow economic growth in addition to management's desire to improve liquidity and manage loan growth commiserate with deposit growth resulted in the modest increase in loans outstanding. Management places a strong emphasis on loan quality. At September 30, 2002, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $872,212, $1,199,226, and $605,006 at September 30, 2002 and 2001, and December 31, 2001,
respectively. The average recorded balance of impaired loans during 2002 and 2001 was not significantly different from the balance at September 30, 2002 and 2001, and December 31, 2001, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $91,139 and $64,036 and $68,353 at September 30, 2002 and 2001, and December 31, 2001,
respectively. For the nine-month periods ended September 30, 2002 and 2001, Weststar recognized interest income from impaired loans of approximately $23,619 and $74,732.

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

The allowance for loan losses at September 30, 2002 and 2001, and December 31, 2001 was 1.52%, 1.34% and 1.50%, respectively, of gross loans outstanding.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the nine-months ended September 30, 2002 and 2001, and for the years ended December 31, 2001 and 2000.

Summary of Allowance for Loan Losses

                                                     For the nine months              For the years ended
                                                     ended September 30,                  December 31,
                                                   2002             2001             2001             2000
                                                   ----             ----             ----             ----
Balance, beginning of period                    $ 978,467        $ 871,706        $ 871,706        $ 528,808
  Charge-offs:
    Real estate: Mortgage                        (152,810)         (75,275)         (90,275)              --
    Consumer                                     (116,207)         (26,713)         (27,238)              --
    Commercial, financial and agricultural       (287,578)        (273,087)        (373,087)        (112,062)
                                                ---------        ---------        ---------        ---------
Total charge-offs                                (556,595)        (375,075)        (490,600)        (112,062)
Recoveries
  Real estate: Mortgage                               913               --               --               --
  Commercial, financial and agricultural           16,639           27,116           45,270               --
  Consumer                                         14,586            1,672            1,671               --
                                                ---------        ---------        ---------        ---------
Total recoveries                                   32,138           28,788           46,941               --
                                                ---------        ---------        ---------        ---------
Net (charge-offs) recoveries                     (524,457)        (346,287)        (443,659)        (112,062)
                                                ---------        ---------        ---------        ---------
Provision charged to operations                   537,950          322,770          550,420          454,960
                                                ---------        ---------        ---------        ---------
Balance, end of period                          $ 991,960        $ 848,189        $ 978,467        $ 871,706
                                                =========        =========        =========        =========

Percentage of net charge-offs to
  average loans                                       .79%             .55%             .70%             .23%
Percentage of allowance to
  period-end loans                                   1.52%            1.34%            1.50%            1.45%


The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                 September 30, 2002            December 31, 2001
                              Amount of    Percent of      Amount of     Percent of
                              Allowance    Total Loans     Allowance     Total Loans

TYPE OF LOAN:
Real estate                    $655,799            70%      $645,743            71%
Commercial, financial and
  industrial loans              290,700            26%       280,653            25%
Consumer                         20,387             4%        19,381             4%
Unallocated                      25,074            --         32,690            --
                               --------      --------       --------      --------
Total allowance                $991,960           100%      $978,467           100%
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

Deposits increased $10,067,701 during the nine months ended September 30, 2002. The growth was found in demand, savings, money market demand and certificates of deposit accounts. Growth stemmed from continued market penetration, competitive interest rates and the addition of new products/services.

The Company's capital at September 30, 2002 to risk weighted assets totaled 14.06%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of September 30, 2002, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 AND 2001

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2002 totaled $946,551 compared to $787,545 in 2001. This increase is attributable to growth in net earning assets and improved net interest margins. The Company's net interest margin was approximately 4.2% and 4.0% for the quarters ended September 30, 2002 and 2001, respectively.

Weststar recorded a provision for loan losses of $246,000 and $105,000 for the quarters ended September 30, 2002 and 2001, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for credit losses was sufficient to increase the loan loss reserve from 1.34% of gross loans outstanding at September 30, 2001 to 1.52% at September 30, 2002. The increase was due to growth in the loan portfolio, and non-performing loans at a level of 1.74% of gross loans outstanding at September 30, 2002.

Non-interest income for the September 30, 2002 and 2001 quarters totaled $432,106 and $306,126, respectively. The growth in service charge income increased commensurate with average growth in transaction related deposit accounts, the deployment of new and enhanced products and services, and increased income from the origination of mortgage loans. Mortgage loan income increase from $53,684 in 2001 to $90,116 in 2002 as a result customer refinancing and home purchases. Non-interest expense totaled $848,034 compared to $756,159 in 2001. Non-interest expense increased primarily as a result of Company wide asset growth, the costs of servicing a larger loan and deposit base of customers and the deployment of new technologies. Additional increased costs related directly to insurance, supplies, audit, tax and legal fees as well as sundry items. Income before income tax provision totaled $284,623 and $232,512 for the quarters ended September 30, 2002 and 2001, respectively. Income tax provision totaled $116,215 and $98,942 for the quarters ended September 30, 2002 and 2001, respectively. Net income totaled $168,408 and $133,570 for the quarters ended September 30, 2002 and 2001, respectively.

Other comprehensive income, net of tax, totaled $26,527 and $45,426 in 2002 and 2001, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $194,935 and $178,996 for the quarters ended September 30, 2002 and 2001, respectively.

COMPARATIVE NINE MONTHS

Net interest income for the nine-month periods ended September 30, 2002 totaled $2,754,488 compared to $2,524,386 in 2001. This increase is attributable to growth in net earning assets. The Company's net interest margin was approximately 4.3% and 4.4% for the quarters ended September 30, 2002 and 2001, respectively.

Weststar recorded a provision for loan losses of $537,950 and $322,770 for the nine month periods ended September 30, 2002 and 2001, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality."

Non-interest income for the September 30, 2002 and 2001 nine-month periods totaled $1,275,286 and $769,480, respectively. The growth in service charge income increased commensurate with average growth in transaction related deposit accounts, the deployment of new and enhanced products and services, and increased income from the origination of mortgage loans. Mortgage loan income increase from $126,654 in 2001 to $202,947 in 2002 as a result customer refinancing and home purchases. Securities gains from the sale of securities totaled $30,889 compared to none in 2001. Non-interest expense totaled $2,685,020 compared to $2,223,688 in 2001. Non-interest expense increased primarily as a result of Company wide asset growth, the costs of servicing a larger loan and deposit base of customers, the deployment of new technologies and non-recurring expenses of $240,750 arising from a legal settlement and the permanent write-down of an investment security. Additional increased costs related directly to insurance, supplies, audit, tax and legal fees as well as sundry items. Income before income tax provision totaled $806,804 and $747,408 for the nine-month periods ended September 30, 2002 and 2001, respectively. Income tax provision totaled $306,350 and $312,931 for the nine-month periods ended September 30, 2002 and 2001, respectively. Net income totaled $500,454 and $434,477 for the nine-month periods ended September 30, 2002 and 2001, respectively.

Other comprehensive income, net of tax, totaled $1,740 and $62,632 in 2002 and 2001, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders', totaled $502,194 and $497,109 for the nine months ended September 30, 2002 and 2001, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.


                                                               TERMS TO REPRICING AT SEPTEMBER 30, 2002
                                     1-90 Days       91-180 Days     181-365 Days     Total One Year   Non-Sensitive   T     otal
Interest-earning assets:
Interest bearing deposits          $     36,868               --               --      $     36,868               --    $     36,868
Federal funds sold                    9,713,000               --               --         9,713,000               --       9,713,000
Investment securities                 4,625,000     $  3,500,000     $    500,000         8,625,000     $  1,744,181      10,369,181

Federal Home Loan Bank stock
                                             --               --               --                --          229,800         229,800
Loans                                45,997,862        4,790,847        3,004,127        53,792,836       10,694,237      64,487,073
Total interest-earning assets        60,372,730        8,290,847        3,504,127        72,167,704       12,668,218      84,835,922

Interest-bearing liabilities
Time deposits                         8,955,833        6,290,851       17,506,319        32,753,003          797,672      33,550,675
All other deposits                   33,643,889               --               --        33,643,889               --      33,643,889
Total interest-bearing               42,599,722        6,290,851       17,506,319        66,396,892          797,672      67,194,564
liabilities

Interest sensitivity gap           $ 17,773,008     $  1,999,996     ($14,002,192)     $  5,770,812     $ 11,870,546    $ 17,641,358
Cumulative interest sensitivity
Gap                                $ 17,773,008     $ 19,773,004     $  5,770,812
Interest-earning assets as a
Percent of interest sensitive
Liabilities                               141.7%           131.8%            20.0%            108.7%


     Non-accrual loans have been excluded.
     Weststar  has   established  an  acceptable   range  of  80%  to  120%  for
     interest-earning assets as a percent of interest sensitive liabilities.

                                                                           13
                                  ASSET QUALITY

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


                               REGULATORY CAPITAL

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                              For Capital          Prompt Corrective
                                                  Actual                   Adequacy Purposes       Action Provisions
                                                  Amount      Ratio       Amount        Ratio      Amount      Ratio
                                                  ------      -----       ------        -----      ------      -----
                                                                         (Dollars in Thousands)
As of September 30, 2002
Total Capital (to Risk Weighted Assets)
  Consolidated                                    $9,275      14.06%      $5,279        8.00%      $6,599      10.00%
  Bank                                            $9,180      13.92%      $5,278        8.00%      $6,597      10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                    $8,448      12.80%      $2,639        4.00%      $3,959       6.00%
  Bank                                            $8,353      12.66%      $2,639        4.00%      $3,958       6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                    $8,448       9.28%      $3,641        4.00%      $4,552       5.00%
  Bank                                            $8,353       9.18%      $3,641        4.00%      $4,551       5.00%


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

As of September 30, 2002, liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $12.6 million, which represents 13.8% of total assets and 15.3% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $14.0 million. At September 30, 2002, outstanding commitments to extend credit and available lines of credit were $11.9 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 40.8% of Weststar's total deposits at September 30, 2002. The Company's growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 7.4% of the Company's total deposits at September 30, 2002. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.


                              INVESTMENT ACTIVITIES

At September 30, 2002, Weststar's investments consisted of U.S. Government agency securities and North Carolina municipal bonds. The investments, with aggregate amortized cost of $10.4 million, are classified as available for sale and are presented in the financial statements at their market value of $10.4 million at September 30, 2002. These securities have tax equivalent yields of 3.7% and 6.2%, respectively, with an aggregate remaining term of approximately
34.7 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $229,800 with a yield of 5.3% at September 30, 2002. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.


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

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC Filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - OTHER INFORMATION

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

A.) Exhibits
    99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.) Reports on Form 8-K None

    Items 1, 2, 3,4, 5, 7, 8 and 9 are inapplicable and are omitted.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Weststar Financial Services Corporation


Date:   November 8, 2002            By:   /s/ Randall C. Hall
                                          --------------------------------------
                                          Randall C. Hall.
                                          President and Chief Executive Officer
                                          Executive Vice President and
                                          Chief Financial and
                                          Principal Accounting Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Randall C. Hall, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Weststar Financial Services Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant' other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002    By: /s/ Randall C. Hall
                                ------------------------------------------------
                                Randall C. Hall
                                President and Chief Executive Officer
                                Executive Vice President and
                                Chief Financial and Principal Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, G. Gordon Greenwood, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Weststar Financial Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant' other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002            By:  /s/ G. Gordon Greenwood
                                         ---------------------------------------
                                         G. Gordon Greenwood
                                         President and Chief Executive Officer
                                         President & Chief Executive Officer