Form 10KSB
WESTSTAR FINANCIAL SERVICES CORP
filed 2003-03-07
CIK 1106181

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

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

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Registrant's revenues for the year ended December 31, 2002 were $7,238,781.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2002 was approximately $10,523,354.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2002 was 957,539.

                      Documents Incorporated by Reference:

PART III: Definitive Proxy Statement dated March 6, 2003 as filed pursuant to
Section 14 of the Securities Exchange Act of 1934 for the 2003 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format Yes |_| No |X|

                        FORM 10-KSB CROSS-REFERENCE INDEX

                                                                                               2003
                                                                                2002           Proxy
                                                                                Form 10-KSB    Statement
                                                                                Page           Page

PART I
Item 1 -  Business                                                               3             n/a
Item 2 -  Properties                                                             6             n/a
Item 3 -  Legal Proceedings                                                      6             n/a
Item 4 -  Submission of Matters to a Vote of Security Holders                    6             n/a

PART II
Item 5 -  Market  for Common Equity and Related Shareholder Matters              6             n/a
Item 6 -  Management's Discussion and Analysis                                   8             n/a
Item 7 -  Financial Statements                                                  19             n/a
Item 8 -  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                  39             n/a

PART III
Item 9 -  Directors, Executive Officers, Promoters and Control Persons          39             5 - 6, 8
Item 10 - Executive Compensation                                                39             8 - 10
Item 11 - Security Ownership of Certain Beneficial Owners and Management        39             3
Item 12 - Certain Relationships and Related Transactions                        39             6, 10 - 11
Item 13 - Exhibits and Reports on Form 8-K*                                     40             n/a
Item 14 - Controls and Procedures                                               40             n/a

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Weststar Financial Services Corporation provides these documents by mail upon request.

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

Primary Market Area

The Registrant's market area consists of Asheville, Buncombe County, North Carolina and surrounding areas. Buncombe County is part of the Asheville Ranally Metropolitan area. Asheville is the county seat and the industrial center of Buncombe County with a population of approximately 69,700. In addition, Asheville is the commercial hub for several other prosperous towns in Buncombe County, including Arden, Biltmore Forest, Black Mountain, Montreat, Skyland, Weaverville and Woodfin. The total population of Buncombe County is 208,600. Statistics are according to the NC Office of Budget and Management.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant's competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. In Buncombe County as of June 30, 2002 there were 67 offices of 14 different commercial and savings banks (including the largest banks in North Carolina), as well as offices of credit unions and various other entities engaged in the extension of credit. As of June 30, 2002, Registrant accounted for 2.92% of total deposits held by commercial banks and savings banks in Buncombe County.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2002, Registrant was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of 12.40% and 13.65% respectively.

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

Recent Legislative Developments

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U. S. financial institutions to adopt new policies and procedures to combat money laundering and grant the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operation of financial institutions. We have not as yet determined the impact that this act will have on our operations although the impact is to expected to be material.

ITEM 2: PROPERTIES

The following table sets forth the location of the Registrant's offices as of December 31, 2002.

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
557 New Leicester Highway
Asheville, NC

ITEM 3: LEGAL PROCEEDINGS

There were no known current or pending proceedings as of December 31, 2002.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

Weststar Financial Services Corporation stock is traded on the Over-The-Counter Bulletin Board under the symbol "WFSC." There were 957,539 shares outstanding at December 31, 2002 owned by approximately 800 shareholders.

During 2002, 272,824 shares of the Company's common stock were traded. The closing price of the stock was $10.99.

The following table represents stock prices during the trading periods.

2002     1st      2nd      3rd      4th
         Qtr.     Qtr.     Qtr.     Qtr.
High     $9.09    $9.27    $9.64    $11.50
Low      $6.82    $7.36    $8.68    $ 8.65
Close    $7.77    $8.95    $9.00    $10.99

2001     1st      2nd      3rd      4th
         Qtr.     Qtr.     Qtr.     Qtr.
High     $7.03    $7.06    $7.23    $7.50
Low      $5.37    $5.84    $6.41    $6.45
Close    $7.03    $6.61    $6.82    $7.50

No cash dividends were paid in 2002 or 2001. A 10% stock dividend in the form of an 11-for-10 stock split was paid to shareholders in December 2002 and November 2001. Stock prices have been adjusted to reflect the stock dividends.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
908.497.2312 or 800.368.5948

Shareholder Information

For information, contact Randall C. Hall, Executive Vice President and Secretary, Registrant, 79 Woodfin Place Asheville, North Carolina, 28801 or rhall@bankofasheville.com.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 3:00 p.m., Tuesday, April 15 2003, at the Renaissance Asheville Hotel, One Thomas Wolfe Plaza, Asheville, North Carolina.

Independent Auditors

Dixon Odom PLLC, 6525 Morrison Boulevard, Suite 516, Charlotte, NC 28211-3563

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis is provided to assist in understanding and evaluating the Company's results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Weststar Financial Services Corporation (the "Company") is a holding company with one subsidiary, The Bank of Asheville (the "Bank"), a state chartered commercial bank incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000.

                             RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2002 compared to the year ended December 31, 2001, the year ended December 31, 2001 compared to the year ended December 31, 2000, and the year ended December 31, 2000 compared to the year ended December 31, 1999.

                              2002 COMPARED TO 2001

Net income for 2002 totaled $691,353 compared to $600,600 in 2001 or $.71 per diluted share and $.65 per diluted share for 2002 and 2001, respectively. The return on average assets and equity, respectively, were .78% and 8.28% for 2002 compared to .77% and 8.07% in 2001. The increase in net income was attributable to increased performance in net interest income, service charge income and efficiency.

Interest income, the primary source of revenue for the Company, was derived from interest-earning assets such as loans, investments and federal funds sold. The rate earned on interest-earning assets and dollar volume of the interest-earning assets drive interest income. Interest income totaled $5,561,535 for the year ended December 31, 2002 compared to $6,135,208 in 2001. Growth in the average balance of interest-earning assets increased from $71,963,747 to $81,832,128 or 14%; however, the decrease in earnings rates over 2001 resulted in lower interest income. Interest expense, derived from interest-bearing liabilities such as deposits and borrowed funds, totaled $1,773,924 in 2002 compared to $2,742,677 in 2001. The decrease in interest expense was primarily attributable to lower interest rates during 2002. The average balance of interest-bearing liabilities grew from $58,868,331 in 2001 to $64,671,656 in 2002 or 10%.

Because of both the growth in loans and higher levels of charge-offs and nonperforming loans, the Company provided $877,920 for loan losses in 2002 compared with $550,420 in 2001. Charge-offs, net of recoveries totaled $836,189 for 2002 compared with $443,659 for 2001. Nonperforming loans totaled $1,079,750 at the end of 2002 compared with $1,050,813 at the end of 2001.

Other income totaled $1,677,246 in 2002 compared to $1,187,168 in 2001. Service charge fees on deposit accounts and other fees and commissions earned account for the majority of non-interest income. During 2002, the Company earned $1,214,454 from service charges on deposit accounts compared to $803,478 in 2001, an increase of 51%. In addition to growth in deposits, increased utilization of the Company's services associated with deposits, such as overdraft protection, resulted in the increase in service charge income. Other service fees and commissions, including fees from the origination of mortgage loans, totaled $404,923 in 2002 compared to $334,621 in 2001.

Mortgage loan fees accounted for $268,983 or 66% of other service fees and commissions during 2002 compared to $192,960 or 58% of other fees and commissions during 2001. Mortgage origination activity has a tendency to increase during periods of declining interest rates, as was the case during 2002.

During 2002, the Company sold two investment securities, which resulted in realized gains of $30,889. The sales resulted from a need to improve liquidity during the period.

Other income, primarily the fees from the sales of checks and deposit slips and recoveries other than loans, provided additional income of $26,980 in 2002 compared to $49,069 in 2001.

Other expenses totaled $3,484,699 in 2002 compared to $2,994,649 in 2001. Expenses increased as a result of increased personnel expense, increased supplies expense to process the Bank's growth in loans and deposits, and non-recurring expenses. Salaries and benefits accounted for $1,506,719 in 2002 or 43% of other expenses compared to $1,426,729 or 48% in 2001. Equipment expenses totaled $247,477 in 2002 compared to $259,628 in 2001. Other non-interest expenses of $1,556,753 in 2002 compared to $1,308,292 in 2001 included sundry items such as marketing, accounting, occupancy, insurance, and data processing. Additionally, the Company incurred an expense of $173,750 due to the settlement of a lawsuit. The Company evaluates the cost of each expense based upon the value generated.

                              2001 COMPARED TO 2000

Net income for 2001 totaled $600,600 compared to $947,282 in 2000 or $.65 per share and $1.24 per share for 2001 and 2000, respectively. The return on average assets and equity, respectively, were .77% and 8.07% for 2001 compared to 1.68% and 16.39% in 2000. In 2001, the Company recorded $434,030 in income tax expense. During 2000, the Company recognized an income tax benefit of $320,154 primarily related to the release of a valuation allowance of $543,000 previously recorded against deferred tax assets, net of income taxes related to operations for the year ended December 31, 2000. At December 31, 1999 management believed the realization of the valuation allowance was not reasonably assured. Based upon the taxable income being generated in 2000 and management's expectations of continued profitability, management believed the realization of the deferred tax asset was more likely than not. The valuation allowance was reversed in the first quarter of 2000, thereby providing a deferred tax benefit.

Interest income, the primary source of revenue for the Company, was derived from interest-earning assets such as loans, investments and federal funds sold. The rate earned on interest-earning assets and dollar volume of the interest-earning assets drive interest income. Interest income totaled $6,135,208 for the year ended December 31, 2001 compared to $5,273,594 in 2000. Growth in interest income was attributable to growth in interest-earning assets; the average balance of interest-earning assets increased from $51,007,637 in 2000 to $71,963,747 in 2001 or 41%. Interest expense, derived from interest-bearing liabilities such as deposits and borrowed funds, totaled $2,742,677 in 2001 compared to $2,175,502 in 2000. The increase in interest expense was primarily attributable to growth in interest-bearing liabilities. The average balance of interest-bearing liabilities grew from $42,327,350 in 2000 to $58,868,331 in 2001 or 39%.

Because of both the growth in loans and higher levels of charge-offs and nonperforming loans, the Company provided $550,420 for loan losses in 2001 compared with $454,960 in 2000. Charge-offs, net of recoveries totaled $443,659 for 2001 compared with $112,062 for 2000. Nonperforming loans totaled $1,050,813 at the end of 2001 compared with $522,137 at the end of 2000.

Other operating income totaled $1,187,168 in 2001 compared to $532,575 in 2000. Service charge fees on deposit accounts and other fees and commissions earned account for the majority of non-interest income. During 2001, the Company earned $803,478 from service charges on deposit accounts compared to $360,756 in 2000, an increase of 123%. In addition to growth in deposits, the implementation of a new deposit service resulted in the increase in service charge income. Other service fees and commissions, including fees from the origination of mortgage loans, totaled $334,621 in 2001 compared to $160,179 in 2000.

Mortgage loan fees accounted for $192,960 or 58% of other fees and commissions during 2001 compared to $40,239 or 25% of other fees and commissions during 2000. Mortgage origination activity has a tendency to increase during periods of declining interest rates, as was the case during 2001.

Other income, primarily the fees from the sales of checks and deposit slips and recoveries other than loans, provided additional income of $49,069 in 2001 compared to $11,640 in 2000.

Other expenses totaled $2,994,649 in 2001 compared to $2,548,579 in 2000. Expenses increased as a result of increased personnel expense and increased supplies expense to process the Bank's growth in loans and deposits. Salaries and benefits accounted for $1,426,729 in 2001 or 48% of other expenses compared to $1,209,456 or 47% in 2000. Equipment expenses totaled $259,628 in 2001 compared to $232,735 in 2000. The increase in equipment expense reflects the Company's desire to provide state of the art technology for customer service. Other non-interest expenses of $1,308,292 in 2001 compared to $1,106,388 in 2000 included sundry items such as marketing, accounting, occupancy, insurance, and data processing.

                               NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits) represents the most significant portion of the Company's earnings. It is management's on-going policy to maximize net interest income, while maintaining an acceptable level of risk. Net interest income totaled $3,787,611, $3,392,531, and $3,098,092 for 2002, 2001 and 2000, respectively, representing increases of 11.7% for 2002 over 2001, 9.5% for 2001 over 2000 and 89.9% for 2000 over 1999.
Interest rate spreads have been at least 3.8% over the last three years. The Company continues efforts to maximize this spread by management of both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income / expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last three years.

                                                         AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
                                                                 For the Years Ended December 31,
                                             2002                               2001                             2000
                                            Average                            Average                          Average
                                 Average     Yield/    Income/      Average    Yield/   Income/      Average     Yield/    Income/
                                 Balance      Cost     Expense      Balance     Cost    Expense      Balance      Cost     Expense
ASSETS:
Loans (1)                     $  66,303,175   7.7%   $5,130,248   $63,318,525   9.1%   $5,734,776   $47,822,498   10.6%   $5,071,190
Taxable securities                6,618,314   4.2%      278,097     4,452,785   5.4%      241,278     2,191,380    6.4%      140,816
Non-taxable securities (2)          461,801   5.3%       16,109        60,460   4.8%        1,930            --     --            --
Federal funds sold                7,779,200   1.6%      122,859     4,037,962   3.8%      151,459       969,082    6.2%       59,957
Interest-bearing deposits           669,638   2.1%       14,222        94,015   6.1%        5,765        24,677    6.6%        1,631
                              -------------  ----    ----------   -----------   ---    ----------   -----------   ----    ----------
  Total interest-earning
  assets                         81,832,128   6.8%    5,561,535    71,963,747   8.5%    6,135,208    51,007,637   10.3%    5,273,594
                              -------------  ----    ----------   -----------   ---    ----------   -----------   ----    ----------

All other assets                  6,278,582                         5,863,532                         5,355,536
                              -------------                       -----------                       -----------
  Total assets                $  88,110,710                       $77,827,279                       $56,363,173
                              =============                       ===========                       ===========

Liabilities and
Shareholders' Equity:
Interest-bearing deposits     $  63,885,388   2.7%    1,753,262   $58,796,429   4.7%    2,738,809   $41,073,052    5.1%    2,080,648
Borrowings and other                786,268   2.6%       20,662        71,902   5.4%        3,868     1,254,298    7.6%       94,854
                              -------------          ----------   -----------          ----------   -----------           ----------
  Total interest-bearing
  liabilities                    64,671,656   2.7%    1,773,924    58,868,331   4.7%    2,742,677    42,327,350    5.1%    2,175,502
Other liabilities                15,091,600                        11,519,306                         8,256,448
Shareholders' equity              8,347,454                         7,739,642                         5,779,375
                              -------------                       -----------                       -----------
Total liabilities and
shareholders' equity          $  88,110,710                       $77,827,279                       $56,363,173
                              =============                       ===========                       ===========

Net yield on earning-assets
and net interest income (3)                   4.6%   $3,787,611                 4.7%   $3,392,531                  6.1%   $3,098,092
                                                     ==========                        ==========                         ==========
Interest rate spread                          4.1%                              3.8%                               5.2%

(1)   Nonaccrual loans have been included

(2) Yields on tax-exempt investments have been adjusted to tax equivalent basis using 34%.

(3) Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4) The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

                        Interest and Rate/Volume Variance
                        For the Years Ended December 31,

                                                        2002 Compared to 2001               2001 Compared to 2000
                                            Volume (1)      Rate(1)          Total        Volume (1)          Rate(1)        Total
Interest-bearing deposits in other banks     $ 23,761     $   (15,304)     $   8,457      $     4,417      $    (283)     $   4,134
Investment securities                         117,573         (66,575)        50,998          134,891        (32,499)       102,392
Federal funds sold                             99,707        (128,307)       (28,600)         152,490        (60,988)        91,502
Loans                                         250,629        (855,157)      (604,528)       1,523,354       (859,768)       663,586
                                             --------     -----------      ---------      -----------      ---------      ---------
Increase in interest income                  $491,670     $(1,065,343)     $(573,673)     $ 1,815,152      $(953,538)     $ 861,614
                                             ========     ===========      =========      ===========      =========      =========

Interest-bearing deposits                    $ 33,952     $(1,019,499)     $(985,547)     $   959,589      $(301,428)     $ 658,161
Borrowings                                     28,601         (11,807)        16,794          (76,512)       (14,474)       (90,986)
                                             --------     -----------      ---------      -----------      ---------      ---------
Increase in interest expense                 $ 62,553     $(1,031,306)     $(968,753)     $   883,077      $(315,902)     $ 567,175
                                             ========     ===========      =========      ===========      =========      =========

(1) The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variance.

              LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2002 such unfunded commitments to extend credit were $13,911,492, while commitments in the form of letters of credit totaled $1,145,022.

Neither the Company nor its subsidiary has historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2002, payments due under such operating lease arrangements were $37,545 in 2003, $33,750 in 2004 and $27,000 in 2005.

Liquidity requirements of the Company are met primarily through two categories of funds. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit. The Company considers these to be a stable portion of the Company's liability mix and results of on-going stable commercial and consumer banking relationships. At December 31, 2002 and 2001 core deposits totaled $80,442,807 or 91% and $62,065,371 or 86%, respectively, of the Company's total deposits.

The other principal methods of funding utilized by the Company are through large denomination certificates of deposit, federal funds purchased and other short-term borrowings. Upstream correspondent banks, including the Federal Home Loan Bank of Atlanta, have made available to the Company lines of credit of approximately $14.7 million. Funding can also be borrowed from the Federal Reserve Bank's discount window. Funds borrowed from the Federal Reserve Bank are based upon a percentage of the underlying collateral. The Company has not incurred a need to borrow from the Federal Reserve Bank; as a result no securities have been allocated to secure borrowings. The Company's policy is to emphasize core deposit growth rather than through purchased or brokered liabilities as the cost of these funds are greater.

In the normal course of business there are various outstanding contractual obligations that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.

The following table reflects contractual obligations of the Company as of December 31, 2002.

                             CONTRACTUAL OBLIGATIONS
                             Payments Due by Period
                                December 31, 2002

                                        On Demand
                                        Or Less Than
Contractual Obligations:                  1 Year        1 - 3 Years     4 - 5 Years        Total
  Operating leases                      $    37,011     $    60,750                     $    97,761
  Deposits                               87,450,936         763,813     $   264,520      88,479,269
                                        -----------     -----------     -----------     -----------
Total contractual cash obligations,
Including deposits                      $87,487,947     $   824,563     $   264,520     $88,577,030
                                        ===========     ===========     ===========     ===========

It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations.

The following table reflects other commitments outstanding of the Company at December 31, 2002.

                                   COMMITMENTS
                              Expiration Per Period
                                December 31, 2002

                                                                                                                      Total
                                                  Less                                                 After          Amounts
                                           Than 1 Year       1 - 3 Years       4 - 5 Years           5 Years        Committed
Lines of credit and loan commitments       $11,576,623           852,686       $   234,506       $ 1,247,675       $13,911,491
Letters of credit                            1,145,022                --                --                --         1,145,022
                                           -----------       -----------       -----------       -----------       -----------
  Total                                    $12,721,645       $   852,686       $   234,506       $ 1,247,675       $15,056,513
                                           ===========       ===========       ===========       ===========       ===========

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

As a part of its interest rate risk management policy, the Company calculates an interest rate "gap." Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to repricing. A "positive" gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities, and its net interest income should be negatively affected. Conversely, the cost of funds for an institution with a positive gap would generally be expected to increase more slowly than the yield on its assets in a rising interest rate environment, and such institution's net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a "negative" gap.

The majority of the Company's deposits are rate-sensitive instruments with rates, which tend to fluctuate with market rates. These deposits, coupled with the Company's short-term time deposits, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company's asset/liability position. The Company's policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company's deposit base is not generally subject to volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

Interest-bearing liabilities and the loan portfolio are generally repriced to current market rates. The Company's balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as the market rates change. Because most of the Company's loans are at variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                    INTEREST RATE SENSITIVITY (GAP ANALYSIS)
                                DECEMBER 31, 2002

                                       1 - 90          91 - 180         181 - 365        Total           Non-
                                       Days            Days             Days             One Year        Sensitive      Total
Interest-earning assets:
Interest bearing deposits              $     40,018                                      $     40,018                   $     40,018
Federal funds sold                       10,279,000                                        10,279,000                     10,279,000
Investment securities                     3,050,000    $  2,000,000     $  2,008,960     $  7,058,960    $  5,448,575     12,507,535
Federal Home Loan
  Bank stock                                                                                                  229,800        229,800
Loans (1)                                49,280,684       2,301,682        5,156,305       56,738,671      10,159,558     66,898,229
                                       ------------    ------------     ------------     ------------    ------------   ------------
  Total interest-earning assets          62,649,702       4,301,682        7,165,265       74,116,649      15,837,933     89,954,582

Interest-bearing liabilities:
Time deposits                            11,124,994       7,280,894       15,533,709       33,939,597         832,795     34,772,392
All other deposits                       36,900,866                                        36,900,866                     36,900,866
                                       ------------    ------------     ------------     ------------    ------------   ------------
  Total interest-bearing liabilities     48,025,860       7,280,894       15,533,709       70,840,463         832,795     71,673,258

Interest sensitivity gap               $ 14,623,842    $ (2,979,212)    $ (8,368,444)    $  3,276,186
                                       ============    ============     ============     ============
Cumulative interest
  sensitivity gap                      $ 14,623,842    $ 11,644,630     $  3,276,186
                                       ============    ============     ============
Interest-earning assets
  as a percent of interest
  sensitive liabilities                       130.4%           59.1%            46.1%           104.6%

(1)   Nonaccrual loans have been excluded.

The Company has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities.

The following table presents the maturity distribution of the Company's loans by type, including fixed rate loans.

            MATURITIES AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST
                          RATES AS OF DECEMBER 31, 2002

                                            Within         One to        Five
                                             One           Five        Years or
                                             Year          Years         More

Commercial, financial and agricultural   $13,306,003   $ 3,061,303   $        --
Real estate - Mortgage                    19,508,627    15,763,279     1,942,771

Predetermined rate, maturity
  greater than one year                           --    20,930,122     1,942,771
Variable rate or maturing within
  one year                                42,987,777            --            --

The Company paid an average rate of 2.7% on interest-bearing deposits during 2002 compared to 4.7% during 2001. Significant growth in deposits came from interest-bearing accounts. Interest-bearing accounts grew by $13,784,044 with interest-bearing transaction and savings accounts accounting for $11,010,213 or 80%. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company's management continuously monitors market pricing, competitor rates, and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing overall profit management. The daily average amounts of deposits of the Company are summarized below.

Average Deposits
For the Year Ended December 31, 2002

Non-interest bearing deposits                                        $14,601,488
Interest-bearing                                                      63,885,388
                                                                     -----------
Total                                                                $78,486,876
                                                                     ===========

The above table includes deposits of $100,000 and over which at December 31, 2002 totaled $8,036,462. The table below presents the maturities of deposits of $100,000 or more.

Maturities of Deposits of $100,000 or More
December 31, 2002

                                                                                                 Greater
                                            Within            Within            Within           Than
                                            Three             Six               Twelve           One
                                            Months            Months            Months           Year
Time deposits of $100,000 or more           3,751,364         $1,186,212        $2,998,886       $100,000

CAPITAL RESOURCES

As of December 31, 2002 and 2001, the Company's ratio of total capital to risk-adjusted assets was 13.65%, and 13.79%, respectively. Average capital to average assets totaled 9.70% and 9.56% at December 31, 2002 and 2001, respectively. During the fourth quarter of 2000 the Company began a secondary stock offering, which was completed on February 28, 2001. The Company issued 157,397 shares and raised $1,221,910 in net capital. Proceeds generated during the offering are being used to enhance capital and liquidity positions, fund expansion plans, including the establishment of additional branch offices in and around Buncombe County, and for general corporate purposes. The Company remains well capitalized and with the capital generated during the secondary offering fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements. The Company is not aware of any current recommendation by regulatory authorities, which if implemented would materially affect the Company's liquidity, capital resources or operations.

LOANS

The Company makes loans within its market area, defined as Asheville and Buncombe County, North Carolina. It makes both commercial and consumer loans. Total loans outstanding at December 31, 2002 and 2001 were $67,977,979 and $65,230,982, respectively. The Company places emphasis on consumer loans and commercial loans to small businesses and professionals. The Company has a diversified loan portfolio with no concentration to any one borrower or industry. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

                                                                  LOANS
                                                               December 31,
                                       2002                    2001                   2000
                                                   % of                    % of                  % of
                                                   Total                  Total                  Total
                                       Amount      Loans       Amount     Loans      Amount      Loans
LOANS
Real estate -
  Construction                      $ 12,334,543     18%   $ 11,139,588     17%   $  8,894,309     15%
  Mortgage                            37,214,677     55%     35,189,010     54%     32,332,304     53%
Commercial, financial and
  agricultural                        16,367,306     24%     16,512,498     25%     17,939,971     30%
Consumer                               2,188,840      3%      2,553,710      4%      1,338,067      2%
                                    ------------    ---    ------------    ---    ------------    ---
Total loans                           68,105,366    100%     65,394,806    100%     60,504,651    100%
                                                    ===                    ===                    ===
Deferred originations fees, net         (127,387)              (163,824)              (212,020)
                                    ------------           ------------           ------------
Total loans, net of deferred fees   $ 67,977,979           $ 65,230,982           $ 60,292,631
                                    ============           ============           ============

                                                           LOANS
                                                        December 31,
                                         1999                   1998
                                                     % of                     % of
                                                     Total                   Total
                                         Amount      Loans      Amount       Loans
LOANS
Real estate -
  Construction                         $  7,152,238     21%   $  1,780,563     13%
  Mortgage                               16,963,594     49%      7,414,218     53%
Commercial, financial and
  agricultural                            9,926,255     29%      4,594,259     32%
Consumer                                    562,765      1%        299,105      2%
                                       ------------    ---    ------------    ---
Total loans                              34,604,852    100%     14,088,145    100%
                                                       ===                    ===
Deferred originations fees, net            (144,128)               (64,880)
                                       ------------           ------------
Total loans, net of deferred fees      $ 34,460,724           $ 14,023,265
                                       ============           ============

                              NONPERFORMING ASSETS
                                  December 31,

                         2002         2001       2000       1999   1998

NONPERFORMING ASSETS
Nonaccrual loans        $1,079,750   $1,050,813   $522,137   $247,559   $ --
Foreclosed properties      724,986      733,941         --         --
                        ----------   ----------   --------   --------   ----
Total                   $1,804,736   $1,784,754   $522,137   $247,559   $ --
                        ==========   ==========   ========   ========   ====

The increase in non-accrual loans was primarily attributable to a small number of larger balance loans, which experienced deterioration in performance.

Real estate loans comprised 72.8% of the portfolio in 2002 compared to 70.8% in 2001. Commercial loans comprised 24.0% of the portfolio in 2002 compared to 25.3% in 2001, while consumer loans comprised 5.2% in 2002 compared to 3.9% in 2001. Commercial loans of $16,367,306, consumer loans of $2,188,840 and real estate mortgage loans of $37,214,677 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business. Real estate construction loans of $12,334,543 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally are issued at then current market rates and have fixed expiration dates of 1 year or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit was $15,056,513 and $19,280,406 at December 31, 2002 and 2001, respectively.

Any loans classified by regulatory examiners as loss, doubtful, substandard or special mention that have not been disclosed hereunder, or under "loans" or "Asset Quality" narrative discussions do not (i) represent or result from trends or uncertainties that management expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $2,160,936 and $605,006 at December 31, 2002 and 2001, respectively. The increase in impaired loans reflects a small number of larger balance loans, which experienced deterioration in asset quality. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $115,865 and $68,353 at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company recognized interest income from impaired loans of $45,000, $40,272 and $27,993, respectively.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management's best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management segments the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Therefore, while management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at December 31, 2002, 2001 and 2000 was $1,020,198, $978,467 and $871,706 or 1.50%, 1.50% and 1.45%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was 1.26%, .70% and .23%, during 2002, 2001 and 2000, respectively. Primarily because of a recessionary economy, charge-offs in 2002 and 2001 totaled $889,565 and $490,600, significantly higher than the $112,060 charged off in 2000.

                    CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

                                               2002            2001          2000          1999          1998
Balance at beginning of year                   $   978,467     $ 871,706     $ 528,808     $ 218,719     $   3,200
Loans charged-off:
  Commercial, financial and agricultural          (568,710)     (373,087)     (112,062)      (16,453)      (55,522)
  Real estate:
    Construction                                  (127,810)           --            --            --            --
    Mortgage                                       (33,574)      (90,275)           --            --            --
  Consumer                                        (159,471)      (27,238)           --        (2,114)         (316)
                                               -----------     ---------     ---------     ---------     ---------
Total charge-offs                                 (889,565)     (490,600)     (112,062)      (18,567)      (55,838)
                                               -----------     ---------     ---------     ---------     ---------
Recoveries of loans previously charged -off:
  Commercial, financial and agricultural            19,753        45,270            --        11,971         1,743
  Real estate:
    Construction                                     1,531            --            --            --            --
    Mortgage                                        13,322            --            --            --            --
  Consumer                                          18,770         1,671            --            --            --
                                               -----------     ---------     ---------     ---------     ---------
Total recoveries                                    53,376        46,941            --            --            --
                                               -----------     ---------
Net charge-offs                                   (836,189)     (443,659)     (112,062)       (6,596)      (54,095)
                                               -----------     ---------     ---------     ---------     ---------
Provision for loan losses                          877,920       550,420       454,960       316,685       269,614
                                               -----------     ---------     ---------     ---------     ---------
Balance at end of year                         $ 1,020,198     $ 978,467     $ 871,706     $ 528,808     $ 218,719
                                               ===========     =========     =========     =========     =========

Ratio of net charge-offs during the year to
  average loans outstanding during the year           1.26%          .70%          .23%          .03%           .8%

The Company does not have any significant loan concentrations. During the period, loan terms remained relatively unchanged, and loan quality reflected slight deterioration. However, the magnitude did not result in a significant impact on the allowance. Growth in the allowance has been based upon our formula allowance. Due to the overall consistency of the loan portfolio, there has been no reallocation of the allowance among different parts of the portfolio.

During 2002, there were no changes in the estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers affect the assessment of the allowance.

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                  December 31,

                             2002                  2001                  2000                 1999                  1998
                                        % of                   %of                   %of                   %of                  %of
                                        Total                 Total                 Total                 Total                Total
                            Amount      Loans      Amount     Loans      Amount     Loans      Amount     Loans     Amount     Loans
Real estate               $  690,842      73%     $645,743      71%     $553,337      68%     $367,917      70%    $140,500     65%
Commercial, financial
  and agricultural           287,860      24%      280,653      25%      278,879      30%      150,445      29%      68,040     33%
Consumer                      19,184       3%       19,381       4%       15,822       2%        8,650       1%       4,340      1%
Unallocated                   22,312      --        32,690      --        23,668      --         1,796      --        5,839     --
                          ----------     ---      --------     ---      --------     ---      --------     ---     --------    ---
Total allowance           $1,020,198     100%     $978,467     100%     $871,706     100%     $528,808     100%    $218,179    100%
                          ==========     ===      ========     ===      ========     ===      ========     ===     ========    ===

INVESTMENT SECURITIES

At December 31, 2002 and 2001, securities carried at market value totaled $12,557,103 and $6,859,668, respectively, with amortized costs of $12,507,535 and $6,793,328, respectively. All investment securities are available for sale. Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors.

MATURITIES AND YIELDS OF DEBT SECURITIES

December 31, 2002
Available for sale: (1)

                                                       Amortized
Type                                                   Cost            Yield (2)

U.S. Government agencies - within 1 to 5 years         $10,002,843     3.1%
N.C. Municipal bonds - within 1 to 5 years                 259,113     5.3%
                                                       -----------     ---
  Total - within 1 to 5 years                           10,261,956     3.1%

U.S. Government agencies - within 5 to 10 years          1,521,499     4.2%
N.C. Municipal bonds - within 5 to 10 years                724,080     5.3%
                                                       -----------     ---
  Total - within 5 to 10 years                           2,245,579     4.6%

    Total                                              $12,507,535     3.4%
                                                       ===========     ===

December 31, 2001
Available for sale: (1)
                                                       Amortized
Type                                                   Cost            Yield (2)

Certificates of  deposit - within 1 year               $   750,000     4.6%
U.S. Government agencies - within 1 to 5 years           5,782,333     4.7%
N.C. Municipal  bonds - 5 to 10 years                      260,995     5.9%
                                                       -----------     ---
Total                                                  $ 6,793,328     4.8%
                                                       ===========     ===

(1)   Securities available for sale are stated at amortized cost.

(2) Yields on tax-exempt securities reflect tax equivalent yields using 34% tax rate

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

ALLOWANCE FOR LOAN LOSSES

The most critical estimate concerns the Company's allowance for loan losses. The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company's methodology for assessing the appropriations of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio.

Identified problem and impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change. The adequacy of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, collateral values, loan concentrations, changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower's ability to repay. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

INTEREST INCOME RECOGNITION

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on commercial and mortgage loans 90 days or more past due. Interest is not accrued on other loans when management believes collection is doubtful. All non-accruing loans are considered impaired. Interest accrued during the current calendar year but not collected for loans that are charged-off is reversed against interest income. Accrued but uncollected interest from prior periods is charged-off against the allowance for loan losses. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

INFLATION

Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than inflation. Interest rates generally increase as the rate of inflation increase, but the magnitude of the change in rates may not be the same.

While the effect of inflation is normally not as significant as it is on those businesses that have large investments in plant and inventories, it does have an effect. There are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increase operating expense.

                           FORWARD LOOKING STATEMENTS

The discussions presented in this annual report contain statements that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expects," "anticipates," "believes," "estimates," "plans," "projects," or other statements concerning opinions or judgments of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

ITEM 7: FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Weststar Financial Services Corporation:

We have audited the accompanying consolidated balance sheet of Weststar Financial Services Corporation and Subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Weststar Financial Services Corporation and Subsidiary as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors whose report dated January 16, 2002 expresses an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Weststar Financial Services Corporation and Subsidiary at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Dixon Odom PLLC

January 29, 2003
Charlotte, North Carolina

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Weststar Financial Services Corporation:

We have audited the accompanying consolidated balance sheets of Weststar Financial Services Corporation and subsidiary (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Hickory, North Carolina
January 16, 2002

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
================================================================================

ASSETS                                                                             2002              2001
                                                                              ------------      ------------

Cash and cash equivalents (Notes 1 and 12):
   Cash and due from banks                                                    $  3,796,804      $  3,805,590
     Interest-bearing deposits                                                      40,018            36,115
     Federal funds sold                                                         10,279,000         1,585,000
                                                                              ------------      ------------
       Total cash and cash equivalents                                          14,115,822         5,426,705
                                                                              ------------      ------------
  Investment securities (Notes 1, 2 and 12) - available for sale, at fair value (amortized cost of $12,507,535 and $6,793,328 at
    December 31, 2002 and 2001, respectively)                                   12,557,103         6,859,668
                                                                              ------------      ------------
  Loans (Notes 3 and 12)                                                        67,977,979        65,230,982
  Allowance for loan losses (Notes 1 and 4)                                     (1,020,198)         (978,467)
                                                                              ------------      ------------
  Net loans                                                                     66,957,781        64,252,515
  Premises and equipment, net (Notes 1, 5 and 8)                                 2,004,769         2,195,191
  Accrued interest receivable                                                      487,949           470,592
  Federal Home Loan Bank stock, at cost                                            229,800           229,800
  Deferred income taxes (Note 7)                                                   189,486           246,510
  Foreclosed properties                                                            792,190           752,539
  Other assets                                                                     355,214           218,645
                                                                              ------------      ------------
TOTAL                                                                         $ 97,690,114      $ 80,652,165
                                                                              ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits (Notes 6 and 12):
     Demand                                                                   $ 16,806,011      $ 14,243,137
     NOW accounts                                                                9,064,594         8,435,579
     Money market accounts                                                      25,949,134        16,296,256
     Savings                                                                     1,887,138         1,158,818
     Time deposits of $100,000 or more                                           8,036,462        10,066,980
     Other time deposits                                                        26,735,930        21,931,581
                                                                              ------------      ------------
        Total deposits                                                          88,479,269        72,132,351
  Accrued interest payable                                                         157,460           197,220
  Other liabilities                                                                384,231           340,397
                                                                              ------------      ------------
          Total liabilities                                                     89,020,960        72,669,968
                                                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY (Notes 1, 9 and 10):
   Preferred stock, no par value, authorized - 1,000,000 shares;
   no shares issued and outstanding                                                     --                --
   Common stock, $1 par value, authorized - 9,000,000 shares;
     outstanding shares - 957,539 and 869,721 at
     December 31, 2002 and 2001, respectively                                      957,539           869,721
   Additional paid-in capital                                                    7,120,187         7,114,771
   Retained earnings (accumulated deficit)                                         561,003           (43,014)
   Accumulated other comprehensive income  (Note 2)                                 30,425            40,719
                                                                              ------------      ------------
          Total shareholders' equity                                             8,669,154         7,982,197
                                                                              ------------      ------------
TOTAL                                                                         $ 97,690,114      $ 80,652,165
                                                                              ============      ============

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2002, 2001 and 2000
================================================================================

                                                           2002           2001            2000
                                                       ----------     ----------     -----------
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans                          $5,130,248     $5,734,776     $ 5,071,190
   Federal funds sold                                     122,859        151,459          59,957
   Interest-bearing deposits                               14,222          5,765           1,631
   Investments:
      Certificates of Deposit                                  --         14,513              --
      U. S. Treasuries                                         --         27,997          44,575
      U. S. Government agencies                           265,170        182,884          88,252
      Municipal bonds                                      16,109          1,930              --
      Dividends                                            12,927         15,884           7,989
                                                       ----------     ----------     -----------
        Total interest and dividend income              5,561,535      6,135,208       5,273,594
                                                       ----------     ----------     -----------

INTEREST EXPENSE:
   Time deposits of $100,000 or more                      266,777        527,051         372,642
   Other time and interest bearing-deposits             1,486,485      2,211,758       1,708,006
   Federal funds purchased                                 14,888          1,083          94,813
   Other interest expense                                   5,774          2,785              41
                                                       ----------     ----------     -----------
        Total interest expense                          1,773,924      2,742,677       2,175,502
                                                       ----------     ----------     -----------

NET INTEREST INCOME                                     3,787,611      3,392,531       3,098,092

PROVISION FOR LOAN LOSSES (Notes 1 and 4)                 877,920        550,420         454,960
                                                       ----------     ----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                          2,909,691      2,842,111       2,643,132
                                                       ----------     ----------     -----------

OTHER INCOME:
   Service charges on deposit accounts                  1,214,454        803,478         360,756
   Other service fees and commissions                     404,923        334,621         160,179
   Securities gains                                        30,889             --              --
   Other                                                   26,980         49,069          11,640
                                                       ----------     ----------     -----------
      Total other income                                1,677,246      1,187,168         532,575
                                                       ----------     ----------     -----------

OTHER EXPENSES:
   Salaries and wages                                   1,290,450      1,181,512       1,037,525
   Employee benefits                                      216,269        245,217         171,931
   Occupancy expense, net                                 184,251        159,735         138,513
   Equipment rentals, depreciation and maintenance        247,477        259,628         232,735
   Supplies                                               207,230        175,964         144,597
   Professional fees                                      783,814        627,778         587,060
   Marketing                                              118,903        143,782         183,418
   Legal settlement                                       173,750             --              --
   Other                                                  262,555        201,033          52,800
                                                       ----------     ----------     -----------
      Total other expenses                              3,484,699      2,994,649       2,548,579
                                                       ----------     ----------     -----------

INCOME BEFORE INCOME TAX
   PROVISION (BENEFIT)                                  1,102,238      1,034,630         627,128

INCOME TAX PROVISION (BENEFIT)                            410,885        434,030        (320,154)
                                                       ----------     ----------     -----------

NET INCOME                                             $  691,353     $  600,600     $   947,282
                                                       ----------     ----------     -----------

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2002, 2001 and 2000
================================================================================

                                                           2002           2001           2000
                                                        ---------      ---------      ---------
OTHER COMPREHENSIVE INCOME BEFORE TAX -
   Unrealized holding gains on securities available
   for sale                                                14,118         63,338          8,930
   Tax effect                                              (5,452)       (24,461)        (3,449)
                                                        ---------      ---------      ---------
   Unrealized holding gains on securities available
    for sale, net of tax                                    8,666         38,877          5,481

   Reclassification adjustment for realized gains         (30,889)            --             --
   Tax effect                                              11,929             --             --
                                                        ---------      ---------      ---------
   Reclassification adjustment for realized gains,
   net of tax                                             (18,960)            --             --
OTHER COMPREHENSIVE INCOME (LOSS) NET
   OF TAX                                                 (10,294)        38,877          5,481
                                                        ---------      ---------      ---------

COMPREHENSIVE INCOME                                    $ 681,059      $ 639,477      $ 952,763
                                                        =========      =========      =========

BASIC INCOME PER SHARE                                  $     .72      $     .65      $    1.24
                                                        =========      =========      =========

DILUTED INCOME PER SHARE                                $     .71      $     .65      $    1.24
                                                        =========      =========      =========

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2002, 2001 and 2000
================================================================================

                                                                                                         Accumulated       Total
                                                                                         Retained          Other       Shareholders'
                                                                        Additional        Earnings         Compre-        Equity
                                                    Common Stock         Paid-In        (Accumulated       hensive       (Notes 1
                                               Shares       Amount       Capital          Deficit)         Income         (and 9)
                                               -------     --------     -----------      -----------     -----------   ------------
BALANCE, DECEMBER 31, 1999                     633,298     $633,298     $ 6,129,636      $(1,590,896)     $ (3,639)     $ 5,168,399
  Net unrealized gains on
    securities available for sale                   --           --              --               --         5,481            5,481
  Net income                                        --           --              --          947,282            --          947,282
                                               -------     --------     -----------      -----------      --------      -----------
BALANCE, DECEMBER 31, 2000                     633,298      633,298       6,129,636         (643,614)        1,842        6,121,162
  Net unrealized gains on
    securities available for sale                   --           --              --               --        38,877           38,877
  Secondary stock offering                     157,397      157,397       1,064,513               --            --        1,221,910
  Stock dividend                                79,026       79,026         (79,026)              --            --               --
  Cash paid in lieu of fractional shares            --           --            (352)              --            --             (352)
  Net income                                        --           --              --          600,600            --          600,600
                                               -------     --------     -----------      -----------      --------      -----------
BALANCE, DECEMBER 31, 2001                     869,721      869,721       7,114,771          (43,014)       40,719        7,982,197
  Net unrealized losses
    securities available for sale                   --           --              --               --       (10,294)         (10,294)
  Issuance of common stock                         800          800           5,416               --            --            6,216
  Stock dividend                                87,018       87,018                          (87,018)           --               --
  Cash paid in lieu of fractional shares            --           --              --             (318)           --             (318)
  Net income                                        --           --              --          691,353            --          691,353
                                               -------     --------     -----------      -----------      --------      -----------
BALANCE, DECEMBER 31, 2002                     957,539     $957,539     $ 7,120,187      $   561,003      $ 30,425      $ 8,669,154
                                               =======     ========     ===========      ===========      ========      ===========

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000
================================================================================

                                                                   2002               2001               2000
                                                               ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $    691,353       $    600,600       $    947,282
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                  276,075            284,741            256,538
      Provision for loan loss                                       877,920            550,420            454,960
      Premium amortization and discount accretion, net                7,453             (2,826)           (22,033)
      Deferred income tax provision (benefit)                        63,502            188,959           (329,691)
      (Gain) loss on sales of foreclosed properties                  27,510             (3,401)                --
      Loss on sales of premises and equipment                         4,190                 --                 --
      Gains on sale of securities                                   (30,889)                --                 --
      Increase in accrued interest receivable                       (17,357)           (37,198)          (213,243)
      Increase (decrease) in accrued interest payable               (39,760)           (87,844)           125,915
      Increase in other assets                                      (62,244)           (66,430)           (91,092)
      Decrease in other liabilities                                  43,834             87,188            133,653
      Permanent write-down of other asset                             8,675                 --                 --
      Loss on uninsured deposits                                     67,000                 --                 --
                                                               ------------       ------------       ------------
        Net cash provided by operating activities                 1,917,262          1,514,209          1,262,289
                                                               ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                   (15,875,486)        (7,520,895)        (2,010,234)
   Maturities of securities available for sale                    8,725,000          2,750,000          2,521,000
   Net increase in loans                                         (3,926,334)        (5,746,475)       (25,943,969)
   Proceeds from the sales of foreclosed properties                 275,987             22,000                 --
   Proceeds from sales of securities                              1,309,715                 --                 --
   Net expenditures on foreclosed properties                             --           (406,673)                --
   Additions to premises and equipment                              (89,843)           (47,397)          (233,566)
   Purchases of Federal Home Loan Bank stock                             --             (4,800)          (166,900)
                                                               ------------       ------------       ------------
      Net cash used in investing activities                      (9,580,961)       (10,954,240)       (25,833,669)
                                                               ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts and
      savings accounts                                           13,573,087          8,776,560         12,214,951
   Net increase in certificates of deposits                       2,773,831            153,205         13,066,655
   Cash paid for fractional shares                                     (318)              (352)                --
   Issuance of common stock                                           6,216          1,221,910                 --
   Common stock subscriptions                                            --           (328,396)           328,396
                                                               ------------       ------------       ------------
      Net cash provided by financing activities                  16,352,816          9,822,927         25,610,002
                                                               ------------       ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         8,689,117            382,896          1,038,622

CASH AND CASH EQUIVALENTS:
   Beginning of year                                              5,426,705          5,043,809          4,005,187
                                                               ------------       ------------       ------------

   End of year                                                 $ 14,115,822       $  5,426,705       $  5,043,809
                                                               ============       ============       ============

SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                      $  1,813,684       $  2,830,521       $  2,049,587
                                                               ============       ============       ============
   Cash paid for income taxes                                  $    480,588       $    208,545       $      7,600
                                                               ============       ============       ============

NONCASH TRANSACTIONS:
   Loans transferred to foreclosed properties                  $    343,148       $    364,465       $         --
                                                               ============       ============       ============
   Investments transferred to other assets                     $     83,000       $         --       $         --
                                                               ============       ============       ============

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000
================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Weststar Financial Services Corporation is a holding company with one subsidiary, The Bank of Asheville (the "Bank"), a state chartered commercial bank incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000.

      Basis of Presentation - The consolidated financial statements include the accounts of Weststar Financial Services Corporation and its wholly owned subsidiary, The Bank of Asheville (herein referred to collectively as the "Company"). All significant intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

      Investment Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary, result in writedowns of the individual securities to their fair value. The related writedowns are included in earnings as realized losses. Premiums and discounts are recognized in interest expense, or interest income, respectively, using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. The Company has not classified any securities as trading or held-to-maturity securities.

      Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and any deferred fees or costs on originated loans.

      Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management's best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management segments the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses.

      This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Therefore, while management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

      Stock Compensation Plans - Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the below pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

      At December 31, 2002, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

                                                                        2002             2001
      Net income as reported                                        $   691,353      $   600,600
      Less:  Total stock-based employee compensation expense
        determined under fair value method for all awards, net
        of related tax effects                                          241,749          467,238
                                                                    -----------      -----------
      Pro forma net income                                          $   449,604      $   133,362
                                                                    ===========      ===========

      Net income per share:
        As reported:
          Basic                                                     $      0.72      $      0.65
                                                                    ===========      ===========
          Diluted                                                   $      0.71      $      0.65
                                                                    ===========      ===========
        Pro forma:
          Basic                                                     $      0.47      $      0.14
                                                                    ===========      ===========
          Diluted                                                   $      0.46      $      0.14
                                                                    ===========      ===========

      Stock in Federal Home Loan Bank - As a requirement for membership, the Bank invested in stock of the Federal Home Loan Bank of Atlanta. This investment is carried at cost.

      Premises and Equipment and Other Long-Lived Assets - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization, computed by the straight-line method, are charged to operations over the properties' estimated useful lives, which range from 25 to 50 years for buildings, 5 to 15 years for furniture and equipment or, in the case of leasehold improvements, the term of the lease, if shorter. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.

      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows related to the asset is less than the stated amount of the asset, an impairment loss is recognized.

      Foreclosed Properties - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

      Income Taxes - Deferred income taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting bases of assets and liabilities are reflected in the balance sheet at the tax rates expected to be in effect when the differences reverse. A valuation allowance is provided against deferred tax assets when realization is deemed not to be likely. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Interest Income and Expense - The Company utilizes the accrual method of accounting. Substantially all loans earn interest on the level yield method based on the daily outstanding balance. The accrual of interest is discontinued when, in management's judgment, the interest may not be collected.

      The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent. Other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

      Interest accrued during the current calendar year but not collected for loans that are charged-off is reversed against interest income. Accrued but uncollected interest from prior periods is charged-off against the allowance for loan losses. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

      Net Income Per Share - Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the year (957,233 shares in 2002, 925,907 shares in 2001 and 696,628 shares in 2000). There were 22,783 dilutive securities during 2002 and none during 2001 and 2000. During 2002, there were no shares excluded due to antidilution. During 2001, there were 153,052 potentially dilutive shares not included because the effect was antidilutive.

      Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The Company's sole component of accumulated other comprehensive income is unrealized gains (losses) on securities available for sale.

      New Accounting Standards - In November 2002, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for the Company on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of FIN 45 on its consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (Statement 148). Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (Statement
      123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 is effective for financial statements for fiscal years ending after December 15, 2002. Early application of the disclosure provisions is encouraged. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein.

      Reclassifications - Certain amounts in the prior year's financial statements have been reclassified to conform to the 2002 presentation. The reclassifications had no effect on net income or stockholders' equity as previously recorded.

2.    INVESTMENT SECURITIES

      The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2002 and 2001 are as follows:

      Available-for-sale securities consist of the following at December 31, 2002:

                                                                     Gross            Gross
                                                 Amortized        unrealized        unrealized            Fair
                                                   cost              gains            losses              value
                                                -----------       -----------       -----------        -----------
      Type and Maturity Group

      U.S. Government agencies due -
        Within 1 to 5 years                     $10,002,843       $    43,074       $        --        $10,045,917
      N.C. Municipal bond due -
        Within 1 to 5 years                         259,113            10,842                --            269,955
                                                -----------       -----------       -----------        -----------
           Total due with in 1 to 5 years        10,261,956            53,916                --         10,315,872

      U.S. Government agencies due -
        Within 5 to 10 years                      1,521,499                --                --          1,521,499
      N.C. Municipal bonds due -
        Within 5 to 10 years                        724,080             4,924            (9,272)           719,732
                                                -----------       -----------       -----------        -----------
           Total due within 5 to 10 years         2,245,579             4,924            (9,272)         2,241,231
                                                -----------       -----------       -----------        -----------

               Total at December 31, 2002       $12,507,535       $    58,840       $    (9,272)       $12,557,103
                                                ===========       ===========       ===========        ===========

      Available-for-sale securities consist of the following at December 31, 2001:

                                                                     Gross            Gross
                                                 Amortized        unrealized        unrealized            Fair
                                                   cost              gains            losses              value
                                                -----------       -----------       -----------        -----------
      Type and Maturity Group

      Certificates of deposit due -
        Within 1 year                           $   750,000       $        --       $        --        $   750,000
      U.S. Government agencies due -
        Within 1 to 5 years                       5,782,333            79,230            (6,726)         5,854,837
      N.C. Municipal bond due -
        Within 5 to 10 years                        260,995                --            (6,164)           254,831
                                                -----------       -----------       -----------        -----------

      Total at December 31, 2001                $ 6,793,328       $    79,230       $   (12,890)       $ 6,859,668
                                                ===========       ===========       ===========        ===========

      For the year ended December 31, 2002, proceeds from the sales of investment securities available for sale totaled $1,309,715. Gross realized gains from the sales in 2002 amounted to $30,889. There were no sales during 2001 or 2000.

3.    LOANS

      Loans at December 31, 2002 and 2001 classified by type are as follows:

                                                     2002            2001
                                                ------------    ------------
      Real estate:
       Construction                             $ 12,334,543    $ 11,139,588
       Mortgage                                   37,214,677      35,189,010
       Commercial, financial and agricultural     16,367,306      16,512,498
       Consumer                                    2,188,840       2,553,710
                                                ------------    ------------
           Subtotal                               68,105,366      65,394,806
       Net deferred loan origination fees           (127,387)       (163,824)
                                                ------------    ------------

      Total                                     $ 67,977,979    $ 65,230,982
                                                ============    ============

      Nonperforming assets at December 31, 2002 and 2001:

                                                     2002            2001
                                                ------------    ------------

      Nonaccrual loans                          $  1,079,750    $  1,050,813
      Other real estate owned                        724,986         733,941
      Repossessions                                   67,204          18,598
                                                ------------    ------------

      Total                                     $  1,871,940    $  1,803,352
                                                ============    ============

      No loans have been restructured during 2002, 2001 or 2000. Loans totaling $2,160,936 and $605,006 were considered impaired as of December 31, 2002 and 2001, respectively. Impaired loans of $2,160,936 and $605,006 had related allowances for loan losses of $115,865 and $68,353 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002 and 2001 was $1,085,215 and $824,674, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company recognized interest income from impaired loans of approximately $45,000, $40,272 and $27,993, respectively.

      Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Company in the ordinary course of business. At December 31, 2001 directors' direct and indirect indebtedness to the company aggregated $258,352. During 2002 $370,080 in new loans were made and repayments of $187,880 were collected, resulting in a balance of $440,552 at December 31, 2002. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

4.    ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                         2002           2001           2000
                                     -----------    -----------    -----------

      Balance at beginning of year   $   978,467    $   871,706    $   528,808
      Provision for loan losses          877,920        550,420        454,960
      Charge-offs                       (889,565)      (490,600)      (112,062)
      Recoveries                          53,376         46,941             --
                                     -----------    -----------    -----------

      Balance at end of year         $ 1,020,198    $   978,467    $   871,706
                                     ===========    ===========    ===========

5.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 2002 and 2001 are as follows:

                                                          2002          2001
                                                      -----------   -----------

      Land                                            $   113,900   $   113,900
      Land improvements                                   121,873       121,873
      Building and improvements                         1,510,334     1,507,329
      Furniture and equipment                             952,885       914,810
      Leasehold improvements                              377,061       374,164
      Construction in progress                             15,529         3,004
                                                      -----------   -----------
             Total                                      3,091,582     3,035,080
      Less accumulated depreciation and amortization   (1,086,813)     (839,889)
                                                      -----------   -----------

      Total                                           $ 2,004,769   $ 2,195,191
                                                      ===========   ===========

      Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $276,075, 284,741 and $256,538, respectively

6.    DEPOSIT ACCOUNTS

      At December 31, 2002, the scheduled maturities of time deposits are as follows:

      2003                                                           $34,744,059
      2004                                                               317,241
      2005                                                               446,572
      2006                                                               264,520
                                                                     -----------

      Total                                                          $34,772,392
                                                                     ===========

7.    INCOME TAXES

      The components of the income tax provision (benefit) for the years ended December 31, 2002, 2001 and 2000 follow:

                                                           2002         2001        2000
                                                        ---------    ---------   ---------
      Income tax benefit:
        Current                                         $ 347,383    $ 245,071   $   9,537
        Deferred                                           63,502      188,959     213,309
                                                        ---------    ---------   ---------
      Provision for income tax expense before
        adjustment to deferred tax asset valuation
        allowance                                         410,885      434,030     222,846
      Decrease in valuation allowance                          --           --    (543,000)
                                                        ---------    ---------   ---------

      Total                                             $ 410,885    $ 434,030   $(320,154)
                                                        =========    =========   =========

      A reconciliation of reported income tax provision (benefit) for the periods ended December 31, 2002, 2001 and 2000 to the amount of tax provision (benefit) computed by multiplying the loss before income taxes by the statutory federal income tax rate of 34% follows:

                                                           2002         2001        2000
                                                        ---------    ---------   ---------
      Income tax provision at statutory rate            $ 374,754    $ 351,774   $ 213,224
      Increase (decrease) resulting from:
        State income taxes net of federal tax benefit      50,151       38,966      30,551
        Decrease in valuation allowance                                           (543,000)
        Other                                             (14,030)      43,290     (20,929)
                                                        ---------    ---------   ---------

      Tax provision (benefit) reported                  $ 410,885    $ 434,030   $(320,154)
                                                        =========    =========   =========

      The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

      2002                                                Assets    Liabilities     Total
                                                         ---------  -----------   ---------
      Allowance for loan losses                          $ 247,621   $      --    $ 247,621
      Unrealized gain on securities available for sale          --     (19,143)     (19,143)
      Depreciation                                           3,884          --        3,884
      Prepaid expenses                                          --     (24,571)     (24,571)
      Deferred compensation                                 35,087          --       35,087
      Other, net                                                --     (53,392)     (53,392)
                                                         ---------   ---------    ---------

      Total                                              $ 286,592   $ (97,106)   $ 189,486
                                                         =========   =========    =========

      2001                                                Assets    Liabilities     Total
                                                         ---------  -----------   ---------
      Allowance for loan losses                          $ 317,600   $      --    $ 317,600
      Unrealized gain on securities available for sale          --     (25,621)     (25,621)
      Depreciation                                              --     (20,053)     (20,053)
      Capitalized start-up expenditures                     21,445          --       21,445
      Capitalized organization costs                        10,486          --       10,486
      Prepaid expenses                                          --     (35,985)     (35,985)
      Deferred compensation                                 22,263          --       22,263
      Other, net                                                --     (43,625)     (43,625)
                                                         ---------   ---------    ---------

      Total                                              $ 371,794   $(125,284)   $ 246,510
                                                         =========   =========    =========

      During 2000, the Company recognized an income tax benefit of $320,154 primarily related to the release of a valuation allowance of $543,000 previously recorded against deferred tax assets. At December 31, 1999, management believed the realization of the deferred tax asset was not reasonably assured. Based upon the taxable income being generated in 2000 and management's expectations of continued profitability, management determined the realization of the deferred tax asset was more likely than not. The valuation allowance was reversed in the first quarter of 2000, thereby providing a deferred tax benefit.

8.    LEASES

      The Company leases certain banking facility premises and equipment under operating lease agreements. Future minimum rental payments are as follows:

                            2003                              $37,011
                            2004                               33,750
                            2005                               27,000
                                                              -------

                            Total                             $97,761
                                                              =======

      The land for a branch office is leased from a partnership that includes a director of the Company. The annual rental is $30,000. Rental expense charged to operations under all operating lease agreements was $43,724, $50,721, and $42,555 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.    SHAREHOLDERS' EQUITY

      In connection with the initial public offering of The Bank of Asheville common stock in 1997, the Bank issued 60,360 stock purchase warrants to certain common stockholders. Each warrant was convertible into one share of the Bank's common stock at an exercise price of $11.00 per share. The warrants were exercisable one year from issuance and expired five years from issuance. During 1999, 25,741 stock purchase warrants were exercised and the remaining stock purchase warrants were cancelled by the Bank.

      On March 1, 2001, 157,397 shares of the Company's $1.00 par value common stock were issued in connection with a secondary stock offering. At December 31, 2000, $328,396 in subscriptions had been received. Proceeds generated from the sale of these shares were used to enhance capital and liquidity positions, fund expansion plans, and for general corporate purposes.

      On October 16, 2001, the Company's Board of Directors approved a 10% stock dividend of the company's common stock. As a result, shareholders received one additional share of common stock on November 13, 2001 for each ten shares held as of the record date of October 30 2001.

      On November 19, 2002, the Company's Board of Directors approved a 10% stock dividend of the Company's common stock. As a result, shareholders received one additional share of common stock on December 13, 2002 for each ten shares held as of the record date of November 30, 2002.

      All per share amounts have been retroactively restated to reflect the effect of these stock dividends.

10.   STOCK OPTIONS

      In 2001, the Company's shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan ("Nonstatutory Plan") and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan ("Incentive Plan"). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 76,230 and 77,076, respectively. Of the maximum number of shares available for grant, 76,230 were outstanding under the Nonstatutory Plan and 75,410 were outstanding under the Incentive Plan at December 31, 2002. Option prices for both plans are established at market value, which was $7.06, on the dates granted by the Board of Directors.

      Options granted become exercisable in accordance with the vesting schedule specified by the Board of Directors in the Plan agreements. Nonstatutory stock options vest over a three-year period with 46% vested at the date of grant and 27% per year beginning one year from the date of grant. Incentive stock options vest over a five-year period with 20% vested at the date of grant and 20% per year beginning one year from the date of grant. No vested option may be exercised more than ten years after the date of grant.

      Stock option information related to the plans for the year ended December 31, 2002 follows:

                                                                     Exercise
                                                                      Price
                                                      Shares        Per Share
                                                      ------        ---------
      Nonstatutory Plan

      Outstanding, December 31, 2001                   76,230        $  7.06
                                                      -------

      Outstanding, December 31, 2002                   76,230        $  7.06
                                                      =======

      Incentive Plan

      Outstanding, December 31, 2001                   76,824        $  7.06
        Exercised                                        (880)          7.06
        Canceled                                         (534)          7.06
                                                      -------

      Outstanding, December 31, 2002                   75,410        $  7.06
                                                      =======

                                                  Outstanding Options                       Exercisable Options
                                     ---------------------------------------------    -----------------------------
                                                       Remaining        Weighted                         Weighted
                                                         Life            Average                          Average
      Exercise Price                    Shares          (Years)           Price          Shares            Price
                                     ------------    ------------     ------------    ------------     ------------
      Nonstatutory Plan
           $       7.06                    76,230             8.0     $       7.06          58,190     $       7.06

      Incentive Plan
           $       7.06                    75,410             8.5     $       7.06          29,633     $       7.06

      The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

      Net income:                                    2002           2001
        As reported                             $   691,353    $   600,600
        Pro forma                               $   449,604    $   133,362

      Net income per share:
        As reported:
          Basic                                 $      0.72    $      0.65
          Diluted                               $      0.71    $      0.65
        Pro forma:
          Basic                                 $      0.47    $      0.14
          Diluted                               $      0.46    $      0.14

      In estimating the compensation expense associated with the fair value method, using The Black Scholes Option Pricing Model, the following assumptions were used:

      Option value, aggregate                          $    --     $  6.71
      Risk-free rate                                                  5.12%
      Average expected term (years)                                   9.06
      Expected volatility                                           123.06%
      Expected dividend yield                                           --

11.   EMPLOYEE BENEFIT PLANS

      The Company sponsors a defined contribution 401(k) plan, which allows those employees who have attained the age of 21 years and worked 1,000 hours to elect to contribute a portion of their salary to the plan in accordance with the provisions and limits set forth in the plan document. The plan was established in March 1999. The Company makes discretionary matching contributions in an amount determined each plan year to each participant who makes 401(k) savings contributions during the year. The Company may also make a discretionary profit-sharing contribution for a plan year to those participants employed during the year. The Company's contribution to the plan was $29,862, $33,482 and $34,192 for the years ended December 31, 2002, 2001 and 2000, respectively. During 2001, a key employee entered into a salary continuation agreement with the Company providing for periodic payments at the retirement or death of the employee. The present value of the estimated liability is being accrued over the vesting period defined in the agreement. The related expense was $36,600 and $27,810 for 2002 and 2001, respectively. The Company is the owner and beneficiary of a life insurance policy on this key employee, which will be used to fund the Company's liability under the salary continuation agreement. The total net cash surrender value of this policy at December 31, 2002 was $43,693.

12.   BORROWINGS

      The Company has $4,900,000 available in overnight federal fund lines of credit and an approximately $10,000,000 open line of credit with the Federal Home Loan Bank (FHLB). There were no advances from the FHLB during 2002. The Company intends to retain this line of credit for cash needs in the future. There were no federal funds purchased at December 31, 2002. Federal funds purchased generally represent overnight borrowing by the Company for temporary funding requirements. The average daily balance outstanding and the average annual interest rate paid during the year were $711,200 and 2.09%, respectively. The maximum amount outstanding at any month-end during the year was $3,000,000.

13.   REGULATION AND REGULATORY RESTRICTIONS

      The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina State Banking Commission.

      The primary source of funds for payment of dividends by Weststar Financial Services Corporation is dividends received from its subsidiary, The Bank of Asheville. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2002, the Bank had undivided profits of $707,801, none of which were available for the payment of dividends due to regulatory restrictions.

      The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2001, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2002, 2001 and 2000, that the Company meets all capital adequacy requirements to which it is subject. To be categorized as adequately capitalized under the regulatory framework for prompt corrective action, the Company must monitor the minimum capital ratios as set forth in the table below.

      The Company's actual capital amounts and ratios are also presented in the table (dollar amounts in thousands):

                                                                                            Minimum To Be Well
                                                                    Minimum                 Capitalized Under
                                                                  For Capital                Prompt Corrective
                                      Actual                      Requirement                Action Provisions
                           ---------------------------   ---------------------------   ----------------------------
                              Amount          Ratio         Amount          Ratio          Amount          Ratio
                           ------------   ------------   ------------   ------------   -------------   ------------
     As of December 31, 2002:
       Total Capital (to Risk
       Weighted Assets)
       Consolidated              $9,510         13.65%         $5,572          8.00%          $6,965         10.00%
       Bank                       9,421         13.53%          5,571          8.00%           6,964         10.00%
       Tier I Capital (to Risk
       Weighted Assets)
       Consolidated               8,638         12.40%          2,786          4.00%           4,179          6.00%
       Bank                       8,549         12.28%          2,786          4.00%           4,178          6.00%
     Tier I Capital (to
       Average Assets)
       Consolidated               8,638          9.17%          3,767          4.00%           4,709          5.00%
       Bank                       8,549          9.07%          3,767          4.00%           4,708          5.00%

     As of December 31, 2001:
       Total Capital (to Risk
       Weighted Assets)
       Consolidated              $8,735         13.79%         $5,068          8.00%          $6,335         10.00%
       Bank                       8,635         13.63%          5,068          8.00%           6,335         10.00%
     Tier I Capital (to Risk
       Weighted Assets)
       Consolidated               7,941         12.53%          2,534          4.00%           3,801          6.00%
       Bank                       7,841         12.38%          2,534          4.00%           3,801          6.00%
     Tier I Capital (to
       Average Assets)
       Consolidated               7,941          9.77%          3,252          4.00%           4,064          5.00%
       Bank                       7,841          9.68%          3,241          4.00%           4,052          5.00%

14.   COMMITMENTS AND CONTINGENCIES

      The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit at December 31, 2002 and 2001 was $15,056,513 and $19,280,406, respectively.

      The Company's exposure to credit loss for commitments to extend credit and standby letters of credit is the contractual amount of those financial instruments. The Company uses the same credit policies for making commitments and issuing standby letters of credit as it does for on-balance sheet financial instruments. Each customer's creditworthiness is evaluated on an individual case-by-case basis. The amount and type of collateral, if deemed necessary by management, is based upon this evaluation of creditworthiness. Collateral held varies, but may include marketable securities, deposits, property, plant and equipment, investment assets, inventories and accounts receivable. Management does not anticipate any significant losses as a result of these financial instruments.

      In the normal course of its operations, the Company from time to time is party to various legal proceedings. Based upon information currently available, and after consultation with its legal counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial position or results of operations.

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                             2002                               2001
                                                 ---------------------------          ----------------------------
                                                 Carrying          Estimated          Carrying           Estimated
                                                  amount          fair value           amount           fair value
                                                 --------         ----------          -------           ----------
                                                                           (In thousands)
      Assets:
        Cash and cash equivalents                 $14,116           $14,116            $ 5,427            $ 5,427
        Investment securities                      12,557            12,557              6,860              6,860
        Federal Home Loan Bank stock                  230               230                230                230
        Loans                                      67,978            69,637             65,231             66,184
        Interest receivable                           488               488                471                471

      Liabilities:
        Demand deposits, NOW accounts,
          money market accounts, savings           53,707            53,707             40,134             40,134
        Time deposits                              34,772            34,895             31,999             32,377
        Interest payable                              157               157                197                197

      Off-balance-sheet - commitments to
        extend credit                                  --            15,057                 --             19,280

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company's financial instruments.

Cash and cash equivalents, Accrued Interest Receivable, and Accrued Interest Payable - The carrying amounts approximate their fair value because of the short maturity of these financial instruments.

Investment Securities - The fair value of securities, excluding the Federal Home Loan Bank stock, is based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals. Each loan category is further segmented into fixed and variable interest rate terms. The fair value for loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.

Deposits - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of the valuation date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

16. PARENT COMPANY FINANCIAL DATA

The following is a summary of the condensed financial statements of Weststar Financial Corporation as of and for the years ended December 31, 2002 and 2001:

                            Condensed Balance Sheets
                           December 31, 2002 and 2001

                                                          2002           2001
                                                       ----------     ----------

Assets
   Cash and due from banks                             $   81,233     $  104,587
   Investment in subsidiaries, at equity                8,580,117      7,882,610
   Other assets                                            12,587             --
                                                       ----------     ----------

Total assets                                           $8,673,937     $7,987,197
                                                       ==========     ==========

Liabilities and Stockholders' Equity
   Liabilities:
     Other liabilities                                 $    4,783     $    5,000
   Stockholders' equity                                 8,669,154      7,982,197
                                                       ----------     ----------
Total liabilities and stockholders' equity             $8,673,937     $7,987,197
                                                       ==========     ==========

                       Condensed Statements of Operations
                  Years Ended December 31, 2002, 2001 and 2000

                                            2002           2001           2000
                                         ---------      ---------      ---------

Equity in undistributed income           $ 707,801      $ 624,006      $ 946,127
Income (expense), net                      (16,448)       (23,406)         1,155
                                         ---------      ---------      ---------
Net income                               $ 691,353      $ 600,600      $ 947,282
                                         =========      =========      =========

                       Condensed Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001

                                                        2002           2001           2000
                                                   -----------    -----------    -----------
Cash Flows from Operating Activities:
   Net income                                      $   691,353    $   600,600    $   947,282
   Noncash items included in net income:
   Equity in earnings of subsidiary                   (707,801)      (624,006)      (946,127)
   Increase in accrued interest receivable                  --          1,155         (1,155)
   Increase in other assets                            (12,587)            --             --
   Increase in other liabilities                          (217)         5,000             --
                                                   -----------    -----------    -----------
     Net cash used in operating activities             (29,252)       (17,251)             0
                                                   -----------    -----------    -----------

Cash Flows from Investing Activities:
   Investment in subsidiary                                 --     (1,099,720)            --
                                                   -----------    -----------    -----------
     Net cash used in investing activities                   0     (1,099,720)             0
                                                   -----------    -----------    -----------

Cash Flows from Financing Activities:
     Cash paid for fractional shares                      (318)          (352)            --
     Exercise of stock options                           6,216             --             --
     Issuance of common stock                                0      1,221,910             --
     Common stock subscriptions                              0       (328,396)       328,396
                                                   -----------    -----------    -----------
       Net cash provided by financing activities         5,898        893,162        328,396
                                                   -----------    -----------    -----------

Net increase (decrease) in cash                        (23,354)      (223,809)       328,396
   Beginning                                           104,587        328,396              0
                                                   -----------    -----------    -----------
   Ending                                          $    81,233    $   104,587    $   328,396
                                                   ===========    ===========    ===========

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant's former accountant, Deloitte & Touche, LLP, was dismissed on April 16, 2002. The former accountant's reports for the past two years and the interim period between December 31, 2001 and April 17, 2002 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended by the Registrant's Audit Committee and approved by the Registrant's Board of Directors. During the past two fiscal years and the interim period between December 31, 2001 and April 17, 2002, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

See Proxy Statement pages 5 - 6 and 8.

ITEM 10: EXECUTIVE COMPENSATION

See Proxy Statement pages 8 - 10.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In 2001, the Company's shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan ("Nonstatutory Plan") and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan ("Incentive Plan"). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 76,230 and 77,076, respectively. Of the maximum number of shares available for grant, 76,230 were outstanding under the Nonstatutory Plan and 75,410 were outstanding under the Incentive Plan at December 31, 2002. Option prices for both plans are established at market value, which was $7.06, on the dates granted by the Board of Directors. The following chart contains details of the grants:

              Plan Category      Number of securities           Weighted-average      Number of securities
                                    to be issued upon          exercise price of       remaining available
                                          exercise of       outstanding options,       for future issuance
                                 outstanding options,        warrants and rights              under equity
                                                                                        compensation plans
                                                                                     (excluding securities
                                                                                    reflected in column (a))
                                                  (a)                        (b)                       (c)
        Equity compensation
          plans approved by     Nonstatutory - 76,230                      $7.06                      None
           security holders        Incentive - 75,410                      $7.06                       786

        Equity compensation
         plans not approved
        by security holders                      None                       None                      None

                      Total                   151,640                      $7.06                       786

See Proxy Statement page 3 for additional information regarding executive compensation.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Proxy Statement pages 6 and 10 - 11.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i) Articles of Incorporation of the Registrant*

3(ii) Bylaws of the Registrant*

10(i) Employment Agreement between the Bank and G. Gordon Greenwood dated February 9, 2000*

10(ii) Employment Agreement between the Bank and Randall C. Hall, dated March 20, 1998*

10(iii) 401(k) Savings Plan of the Bank*

10(iv) 2001 Incentive Stock Option Plan**

10(v) 2001 Nonstatutory Stock Option Plan**

99 2003 Proxy Statement***

ITEM 14: CONTROLS AND PROCEDURES

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

**Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 22, 2002.

***As filed with the SEC pursuant to Rule 14a-6(b).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WESTSTAR FINANCIAL SERVICES CORPORATION
                                               (Registrant)

                                     By:   /s/Randall C. Hall
                                           -------------------------------------
                                           Randall C. Hall
                                           Executive Vice President
                                           Chief Financial Officer and Principal
                                           Accounting Officer

                                     Date: February 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/W. Edward Anderson                              February 18, 2003
----------------------------
W. Edward Anderson
Director


/s/M. David Cogburn, M.D.                          February 18, 2003
----------------------------
M. David Cogburn, M.D.
Director


/s/G. Gordon Greenwood                             February 18, 2003
----------------------------
G. Gordon Greenwood
President & Chief Executive Officer


/s/Patricia P. Grimes                              February 18, 2003
----------------------------
Pat Grimes
Director


/s/Darryl J. Hart                                  February 18, 2003
----------------------------
Darryl J. Hart
Director


/s/Carol L. King                                   February 18, 2003
----------------------------
Carol L. King
Director


/s/Stephen L. Pignatiello                          February 18, 2003
----------------------------
Stephen L. Pignatiello
Director


/s/Kent W. Salisbury, M.D.                         February 18, 2003
----------------------------
Kent W. Salisbury, M.D.
Director


/s/Laura A. Webb                                   February 18, 2003
----------------------------
Laura A. Webb
Director


/s/David N. Wilcox                                 February 18, 2003
----------------------------
David N. Wilcox
Director

                                  EXHIBIT INDEX

        Exhibit
         Number      Exhibit                                         Page Number
         ------      -------                                         -----------

          3(i)       Articles of Incorporation                            *

         3(ii)       Bylaws                                               *

         10(i)       Employment Agreement of G. Gordon Greenwood          *

         10(ii)      Employment Agreement of Randall C. Hall              *

        10(iii)      401 (k) Savings Plan                                 *

        10(iv)       Incentive Stock Option Plan                          *

         10(v)       Nonstatutory Stock Option Plan                       *

           99        2003 Proxy Statement                                **

*     Incorporated by reference.

**    As filed with the SEC pursuant to Rule 14a-6(b).

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Randall C. Hall, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Weststar Financial Services Corporation;

      2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   February 18, 2003               By:   /s/ Randall C. Hall
                                              ----------------------------------
                                              Randall C. Hall
                                              Executive Vice President and
                                              Chief Financial and Principal
                                              Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, G. Gordon Greenwood, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Weststar Financial Services Corporation;

      2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   February 18, 2003           By:   /s/ G. Gordon Greenwood
                                          --------------------------------------
                                          G. Gordon Greenwood
                                          President and Chief Executive Officer