Form 10QSB
period 2003-05-09
WESTSTAR FINANCIAL SERVICES CORP
filed 2003-05-09
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value - 957,539 shares outstanding as of April 30, 2003.

INDEX                                                                       Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           March 31, 2003 and December 31, 2002                              3

         Consolidated Statements of Operations
           Three Months Ended March 31, 2003 and 2002                        4

         Consolidated Statements of Comprehensive Income
           Three Months Ended March 31, 2003 and 2002                        5

         Consolidated Statement of Changes in Shareholders' Equity
           Three Months Ended March 31, 2003                                 6

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2003 and 2002                        7

         Notes to Consolidated Financial Statements                          8

Item 2 - Management's Discussion and Analysis
           Financial Condition and Results of Operations                     10

Item 3 - Controls and procedures                                             17

Part II - OTHER INFORMATION

Exhibit Index                                                                17

Signatures                                                                   18




WESTSTAR FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS                                                      (unaudited)          (audited)
                                                                                   March 31,         December 31,
                                                                                    2003                2002*
                                                                               --------------       --------------

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                      $  4,566,430          $  3,796,804
  Interest-bearing deposits                                                          42,992                40,018
  Federal funds sold                                                             10,994,000            10,279,000
                                                                               ------------          ------------
      Total cash and cash equivalents                                            15,603,422            14,115,822
Investment securities -
  Available for sale, at fair value (amortized cost of
  $13,475,496 and $12,507,535, respectively)                                     13,566,421            12,557,103
                                                                               ------------          ------------
Loans                                                                            67,510,928            67,977,979
Allowance for loan losses                                                        (1,019,736)           (1,020,198)
                                                                               ------------          ------------
Net loans                                                                        66,491,192            66,957,781
Premises and equipment, net                                                       2,075,150             2,004,769
Accrued interest receivable                                                         478,074               487,949
Federal Home Loan Bank stock, at cost                                               229,800               229,800
Deferred income taxes                                                               172,413               189,486
Foreclosed properties                                                               905,779               792,190
Other assets                                                                        338,915               355,214
                                                                               ------------          ------------
TOTAL                                                                          $ 99,861,166          $ 97,690,114
                                                                               ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                       $ 18,410,883          $ 16,806,011
  NOW accounts                                                                    8,701,119             9,064,594
  Money market accounts                                                          26,938,830            25,949,134
  Savings                                                                         2,132,326             1,887,138
  Time deposits of $100,000 or more                                               7,225,219             8,036,462
  Other time deposits                                                            27,186,412            26,735,930
                                                                               ------------          ------------
        Total deposits                                                           90,594,789            88,479,269
Accrued interest payable                                                            157,645              157,4609
Other liabilities                                                                   342,287               384,231
                                                                               ------------          ------------
      Total liabilities                                                          91,094,721            89,020,960
                                                                               ------------          ------------


SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                  --                    --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 957,539 and 957,539, respectively              957,539               957,539
Additional paid-in capital                                                        7,120,187             7,120,187
Retained earnings                                                                   632,909               561,003
Accumulated other comprehensive income                                               55,810                30,425
                                                                               ------------          ------------
      Total shareholders' equity                                                  8,766,445             8,669,154
                                                                               ------------          ------------
TOTAL                                                                          $ 99,861,166          $ 97,690,114
                                                                               ============          ============


*Derived from audited financial statements.

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)




                                                                  Three Months
                                                                 Ended March 31,

                                                              2003            2002
                                                          --------------  -------------
INTEREST INCOME:
Interest and fees on loans                              $     1,179,724 $    1,263,673
Federal funds sold                                               25,951          2,002
Interest-bearing deposits                                           122          6,156
Investments:
  U.S. Government and agencies                                   86,097         67,573
  Municipal bonds                                                 9,767          2,262
  Corporate dividends                                             2,896          3,620
                                                          --------------  -------------
       Total interest income                                  1,304,557      1,345,286
                                                          --------------  -------------
INTEREST EXPENSE:
Time deposits of $100,000 or more                                57,601         84,426
Other time and savings deposits                                 319,871        324,211
Federal funds purchased                                               -         14,888
Other interest expense                                            2,276          1,444
                                                          --------------  -------------
     Total interest expense                                     379,748        424,969
                                                          --------------  -------------
NET INTEREST INCOME                                             924,809        920,317
PROVISION FOR LOAN LOSSES                                       355,000        202,650
                                                          --------------  -------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                569,809        717,667
                                                          --------------  -------------
OTHER INCOME:
Service charges on deposit accounts                             244,590        282,803
Other service fees and commissions                               89,384         97,200
Other                                                             4,163          7,916
                                                          --------------  -------------
       Total other income                                       338,137        387,919
                                                          --------------  -------------
OTHER EXPENSES:
Salaries and wages                                              335,098        315,726
Employee benefits                                                56,939         55,744
Occupancy expense, net                                           49,813         39,503
Equipment rentals, depreciation and
  maintenance                                                    57,916         68,409
Supplies                                                         46,735         43,408
Professional fees                                               165,493        194,844
Marketing                                                        15,601         21,751
Other                                                            68,445        101,084
                                                          --------------  -------------
        Total other expenses                                    796,040        840,469
                                                          --------------  -------------
INCOME BEFORE INCOME TAXES                                      111,906        265,117
INCOME TAX PROVISION                                             40,000        102,865
                                                          --------------  -------------
NET INCOME                                              $        71,906 $      162,252
                                                          =============   ============

EARNINGS PER SHARE:
Basic                                                   $          0.08 $         0.17
                                                          ==============  =============
Diluted                                                 $          0.07 $         0.17
                                                          ==============  =============





See notes to consolidated financial statements

Weststar Financial Services Corporation
Consolidated Statements of Comprehensive Income (unaudited)


                                                             Three   Months
                                                             Ended March 31,
                                                           2003          2002

NET INCOME                                             $   71,906   $  162,252
OTHER COMPREHENSIVE INCOME
  Unrealized holding gains (losses)  on securities
    available for sale                                    41,357       (46,307)
  Tax effect                                             (15,972)       17,884
                                                       -----------  ------------
  Unrealized holding gains (losses) on securities
  available for sale, net of tax                           25,385      (28,423)
                                                       -----------  ------------
COMPREHENSIVE INCOME                                   $   97,291   $  133,829
                                                       ===========  ============

See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHARESHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                                       Accumulated
                                                             Additional                   Other           Total
                                          Common Stock        Paid-In     Retained    Comprehensive    Shareholders'
                                     ------------------------
                                        Shares     Amount     Capital     Earnings       Income           Equity
Balance December 31, 2001                 869,721   $869,721  $7,114,771   ($43,014)          $40,719      $7,982,197
  Net change in unrealized
     gain on securities held for sale                                                        (28,423)        (28,423)
  Net income                                                                 162,252                          162,252
                                     ---------------------------------------------------------------------------------
Balance March 31, 2002                    869,721    869,721   7,114,771     119,238           12,296       8,116,026
                                     =================================================================================


Balance December 31, 2002                 957,539   $957,539  $7,120,187    $561,003          $30,425      $8,669,154
  Net change in unrealized
     gain on securities held for sale                                                          25,385          25,385
  Net income                                                                  71,906                           71,906
                                     ---------------------------------------------------------------------------------
Balance March 31, 2003                    957,539   $957,539  $7,120,187    $632,909          $55,810      $8,766,445
                                     =================================================================================




See notes to consolidated financial statements.



Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,                                               2003                   2002
                                                                                ------------          ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $     71,906          $    162,252
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation                                                                        66,547                72,377
  Provision for loan losses                                                          355,000               202,650
  Premium amortization and discount accretion, net                                     4,618                 1,262
  (Increase) decrease in accrued interest receivable                                   9,875              (105,596)
  Increase (decrease) in accrued interest payable                                        185               (64,623)
  (Increase) decrease in other assets                                                (82,765)               20,608
  Decrease in other liabilities                                                      (41,944)              (19,075)
  Loss on sales of foreclosed properties                                              32,014                 1,299
  Loss on sales of premises and equipment                                               --                   1,588
  Deferred income tax provision (benefit)                                              1,101               (26,121)
  Loss on uninsured deposits                                                           5,205                67,000
                                                                                ------------          ------------
    Net cash provided by operating activities                                        421,742               313,621
                                                                                ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale                                        (4,508,950)                 --
Maturities of securities available for sale                                        3,536,371               100,000
Net increase in loans                                                               (100,863)           (1,502,444)
Proceeds from sales of foreclosed properties                                          66,849                 8,000
Proceeds from sales of premises and equipment                                           --                   3,005
Net expenditures on foreclosed properties                                             93,859                  --
Additions to premises and equipment                                                 (136,928)               (8,974)
                                                                                ------------          ------------
    Net cash used in investing activities                                         (1,049,662)           (1,400,413)
                                                                                ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, MMDA and savings accounts           2,476,281             4,511,006
Net decrease in time deposits                                                       (360,761)              (86,817)
                                                                                ------------          ------------
    Net cash provided by financing activities                                      2,115,520             4,424,189
                                                                                ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,487,600             3,337,397
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  14,115,822             5,426,705
                                                                                ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 15,603,422          $  8,764,102
                                                                                ============          ============








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

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2003 and December 31, 2002, and the consolidated results of their operations and their cash flows for the three-month periods ended March 31, 2003 and 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

     The accounting policies followed are set forth in Note 1 to the 2002 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at March 31, 2003 and December 31, 2002 classified by type are as follows:

                                                  March 31,      December 31,
                                                   2003              2002
    Real Estate:
     Construction                              $ 11,835,335      $ 12,334,543
     Mortgage                                    36,667,840        37,214,677
    Commercial, financial and agricultural       17,040,089        16,367,306
    Consumer                                      2,079,855         2,188,840
                                               ------------      ------------
    Subtotal                                     67,623,119        68,105,366
    Net deferred loan origination fees             (112,191)         (127,387)
                                               ------------      ------------
    Total                                      $ 67,510,928      $ 67,977,979
                                               ============      ============


3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of lines to extend credit were $11,558,055 and $13,911,491 at March 31, 2003 and December 31, 2002, respectively. In addition, letters of credit totaled $1,085,000 and $1,145,022 at March 31, 2003 and December 31, 2002,
     respectively.

4. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 957,539 and 956,693 for the quarters ended March 31, 2003 and 2002, respectively. Diluted earnings per share have been computed using common stock and common stock equivalents of 994,471 and 968,297. Shares have been adjusted to reflect a 10% stock split paid in the form of an 11-for-10 stock dividend paid December 2002.

5. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the below pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

     At March 31, 2003, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

     For the Periods Ended March 31,                      2003         2002


     Net income as reported                          $    71,906  $   162,252
     Less:  Total stock-based employee
     compensation expense determined
     under fair value method for all awards, net
     of related tax effects                               36,575       36,542
                                                     -----------  -----------
     Pro forma net income                            $    35,331  $   125,710
                                                     ===========  ===========

     Net income per share:
       As reported:

         Basic                                       $      0.08  $      0.17
                                                     ===========  ===========
         Diluted                                     $      0.07  $      0.17
                                                     ===========  ===========

       Pro forma:


         Basic                                       $      0.04  $      0.13
                                                     ===========  ===========
         Diluted                                     $      0.04  $      0.13
                                                     ===========  ===========

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2003 COMPARED TO DECEMBER 31, 2002

During the period from December 31, 2002 to March 31, 2003, total assets increased $2,171,052 or 2%. This increase, reflected primarily in the cash and cash equivalents and investment securities, was funded primarily by deposit growth.

Securities, federal funds sold and interest-bearing balances with other financial institutions at March 31, 2003 totaled $24,603,413 compared to $22,876,121 at December 31, 2002. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. Investments in Federal Home Loan Bank stock to date total $229,800.

The loan portfolio constituted 68% of the Company's total assets. Loans decreased $467,051 from December 31, 2002 to March 31, 2003. Slow economic growth, charge-offs of $364,363 in addition to management's desire to improve liquidity resulted in the modest decrease in loan growth. Management places a strong emphasis on loan quality. At March 31, 2003, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $2,118,882, $518,658, and $2,160,936 at March 31, 2003 and 2002, and December 31, 2002,
respectively. The average recorded balance of impaired loans during 2003 and 2002 was not significantly different from the balance at March 31, 2003 and 2002. The average balance for the year ended December 31, 2002 was $1,085,215. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $495,438 and $28,262 and $115,865 at March 31, 2002 and 2001, and December 31, 2002 respectively. For the three-month periods ended March 31, 2003 and 2002, Weststar recognized interest income from impaired loans of approximately $29,527 and $5,736. See "Asset Quality" for discussion for an analysis of loan loss reserves.

Deposits increased $2,115,520 during the three months ended March 31, 2003. The growth was found in demand deposits, money market and savings accounts. Growth stemmed from continued market penetration. Transactions accounts such as demand deposits, NOW accounts, money market demand and savings accounts reflected $2,476,281 in growth. Interest rate sensitive customers shifted funds from time deposits to lower interest-bearing money market and savings accounts in anticipation of future increases in interest rates.

The Company's capital at March 31, 2003 to risk weighted assets totaled 13.54%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of March 31, 2003, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 AND 2002

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended March 31, 2003 totaled $924,809 compared to $920,317 in 2002. This increase is attributable to growth in net earning assets. The Company's net interest margin was approximately 3.9% and 4.5% for the quarters ended March 31, 2003 and 2002, respectively.

Weststar recorded a provision for loan losses of $355,000 and $202,650 for the quarters ended March 31, 2003 and 2002, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for credit losses increased primarily as a result of one large charge-off to a single borrower in the amount of $250,000.

Non-interest income for the March 31, 2003 and 2002 quarters totaled $338,137 and $387,919, respectively. The decrease in service charge income primarily reflects a decrease in overdraft charge income of $48,076. The decrease in overdraft charges was based on activity during the period. Other service fees and commission decreased principally due to a reduction of master card fees of $16,398, which was partially offset by an increase of $6,023 in mortgage loan income.

Non-interest expense totaled $796,040 compared to $840,469 in 2002. This decrease was primarily attributable to a decline in the level of losses of uninsured deposits in the amount of $61,975. Increased costs within operating expenses were principally related to a $32,000 loss on the sale of foreclosed assets. Income before income tax provision totaled $111,906 and $265,117 for the quarters ended March 31, 2003 and 2002, respectively. Income tax provision totaled $40,000 and $102,865 for the quarters ended March 31, 2003 and 2002, respectively. Net income totaled $71,906 and $162,252 for the quarters ended March 31, 2003 and 2002, respectively.

Other comprehensive income (loss) totaled $25,385 and ($28,423) in 2003 and 2002, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders, totaled $97,291 and $133,829 for the quarters ended March 31, 2003 and 2002, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2003, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.



                                                                TERMS TO REPRICING AT MARCH 31, 2003
                                   1-90 Days       91-180 Days      181-365 Days    Total One Year   Non-Sensitive       Total
                                  --------------------------------------------------------------------------------------------------
Interest-earning assets:
Interest bearing deposits          $     42,992         -                 -              $  42,992         -              $  42,992
Federal funds sold                   10,994,000         -                 -             10,994,000         -             10,994,000
Investment securities                 2,000,000        $1,600,000       $2,506,578       6,106,578      $ 7,368,918      13,475,496

Federal Home Loan Bank stock           -                -                 -               -                 229,800         229,800
Loans                                47,209,866         3,015,756        2,630,013      52,855,635       13,158,828      66,014,463
Total interest-earning assets        60,246,858         4,615,756        5,136,591      69,999,205       20,757,546      90,756,751

Interest-bearing liabilities
Time deposits                         9,888,190        14,956,143        7,898,828      32,743,161        1,668,470      34,411,631
All other deposits                   37,772,275         -                 -             37,772,275         -             37,772,275
Other                                  -                -                 -               -                 100,166         100,166
Total            interest-bearing    47,660,465        14,956,143        7,898,828      70,515,436        1,768,636      72,284,072
liabilities

Interest sensitivity gap           $ 12,586,393      ($10,340,387)     ($2,762,237)      ($516,231)     $18,988,910      18,472,679
Cumulative interest sensitivity
gap                                $ 12,586,393        $2,246,006        ($516,231)
Cumulative ratio of interest -
earning assets as a percent
of interest sensitive                    126.4%              30.9%            65.0%           99.3%
liabilities


Non-accrual loans have been excluded.

Weststar has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities.

                                  ASSET QUALITY

Management considers Weststar's asset quality to be of primary importance. We maintain an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The loan portfolio is analyzed monthly in an effort to identify potential problems before they actually occur. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management's best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
Therefore, while management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at March 31, 2003, 2002 and December 31, 2002 and 2001 was $1,019,736, $998,399, $1,020,198 and $978,467 or 1.51%, 1.50%, 1.50%
and 1.50%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .53%, .28%, 1.26% and .70%, at March 31, 2003 and 2002, and December 2002 and 2001, respectively. A sustained recessionary economy and one large charge-off in the amount of $250,000 to a single entity during the period ended March 31, 2003 resulted in a larger provision during 2003 compared to the same period in 2002. Primarily because of a recessionary economy, charge-offs for the years ended 2002 and 2001 totaled $889,565 and $490,600.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended March 31, 2003 and 2002, and for the years ended December 31, 2002 and 2001.

Summary of Allowance for Loan Losses

                                                   For the three months                   For the years ended
                                                      ended March 31,                         December 31,
                                                   2003              2002                2002              2001
                                                   ----              ----                ----              ----
Balance, beginning of period                  $ 1,020,198         $978,467 $            978,467        $   871,706
  Charge-offs:
  Commercial, financial and agricultural         (319,999)          (131,020)          (568,710)          (373,087)
  Real estate:
    Construction                                     --                 --             (127,810)              --
    Mortgage                                      (11,000)           (25,000)           (33,574)           (90,275)
  Consumer                                        (33,364)           (34,796)          (159,471)           (27,238)
                                              -----------        -----------        -----------        -----------
Total charge-offs                                (364,363)          (190,816)          (889,565)          (490,600)
Recoveries
  Commercial, financial and agricultural            2,407              5,976             19,753             45,270
  Real estate:
    Construction                                     --                 --                1,531               --
    Mortgage                                         --                 --               13,322               --
  Consumer                                          6,494              2,122             18,770              1,671
                                              -----------        -----------        -----------        -----------
Total recoveries                                    8,901              8,098             53,376             46,941
                                              -----------        -----------        -----------        -----------
Net (charge-offs) recoveries                     (355,462)          (182,718)          (836,189)          (443,659)
                                              -----------        -----------        -----------        -----------
Provision charged to operations                   355,000            202,650            877,920            550,420
                                              -----------        -----------        -----------        -----------
Balance, end of period                        $ 1,019,736           $998,399         $1,020,198        $   978,467
                                              ===========        ===========        ===========        ===========

Percentage of net charge-offs to
  average loans                                       .53%               .28%              1.26%               .70%
Percentage of allowance to
  period-end loans                                   1.51%              1.50%              1.50%              1.50%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                     March 31, 2003                   December 31, 2002
                                Amount of      Percent of       Amount of        Percent of
                                Allowance      Total Loans      Allowance        Total Loans

TYPE OF LOAN:
Real estate                    $  699,044              72%      $  690,842              73%
Commercial and industrial
  loans                           279,513              25%         287,860              24%
Consumer                           16,445               3%          19,184               3%
Unallocated                        24,734            --             22,312            --
                               ----------      ----------       ----------      ----------
Total allowance                $1,019,736             100%      $1,020,198             100%
                               ==========      ==========       ==========      ==========

The Company does not have any significant loan concentrations. During the period, loan quality and terms remained relatively unchanged.

During 2003, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

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


                                            REGULATORY CAPITAL

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                           For Capital           Prompt Corrective
                                                     Actual             Adequacy Purposes        Action Provisions
                                                  Amount      Ratio       Amount        Ratio      Amount      Ratio
                                                                        (Dollars in Thousands)
As of March 31, 2003
Total Capital (to Risk Weighted Assets)
  Consolidated                                    $9,598      13.54%      $5,673        8.00%      $7,092      10.00%
  Bank                                            $9,514      13.42%      $5,671        8.00%      $7,089      10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                    $8,710      12.28%      $2,837        4.00%      $4,255       6.00%
  Bank                                            $8,626      12.17%      $2,836        4.00%      $4,254       6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                    $8,710       9.20%      $3,788        4.00%      $4,735       5.00%
  Bank                                            $8,626       9.11%      $3,787        4.00%      $4,734       5.00%

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

As of March 31, 2003, liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $15.6 million, which represents 15.6% of total assets and 17.2% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $14.4 million. At March 31, 2003, outstanding commitments to extend credit and available lines of credit were $12.6 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 38.0% of Weststar's total deposits at March 31, 2003. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 8.0% of the Company's total deposits at March 31, 2003. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.

                              INVESTMENT ACTIVITIES

At March 31, 2003, Weststar's investments consisted of U.S. Government and agency securities, and North Carolina municipal bonds. The investments, with aggregate amortized cost of $13.5 million, are classified as available for sale and are presented in the consolidated financial statements at their market values of $13.6 million at March 31, 2003. These securities have tax equivalent yields of 3.2% and 5.2% respectively, with an aggregate remaining term of approximately 47.8 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $229,800 with a yield of 4.5% at March 31, 2002. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.

                     IMPACT OF INFLATION AND CHANGING PRICES

A financial institution has assets and liabilities that are distinctly different from those of a company with substantial investments in plant and inventory because the major portion of its assets is monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor, which may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses, cost of supplies and outside services tend to increase more during periods of high inflation.

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

Part II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.) Exhibits
    99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


B.)  Reports on Form 8-K
     The Company filed a current report on Form 8-K dated March 10, 2003 announcing the appointment of Patricia P. Grimes to the Board of Directors of the Registrant and to the Board of Directors of the Registrant's wholly-owned subsidiary, The Bank of Asheville.

     Items 1, 2, 3, 4, 5, 7, 8 and 9 are inapplicable and are omitted.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Weststar Financial Services Corporation


Date:   April 30, 2003               By:   /s/ Randall C. Hall
                                           -------------------------------------
                                           Randall C. Hall.
                                           President and Chief Executive Officer
                                           Executive Vice President and
                                           Chief Financial and
                                           Principal Accounting Officer

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

Date:   April 30, 2003      By: /s/ Randall C. Hall
                                ------------------------------------------------
                                Randall C. Hall
                                President and Chief Executive Officer
                                Executive Vice President and
                                Chief Financial and Principal Accounting Officer

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

Date:   April 30, 2003               By:   /s/ G. Gordon Greenwood
                                           -------------------------------------
                                           G. Gordon Greenwood
                                           President and Chief Executive Officer