Form 10QSB
period 2003-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2003-07-31
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________________ to ________________________

                        Commission File Number: 000-30515

                     Weststar Financial Services Corporation
             (Exact name of registrant as specified in its charter)

          North Carolina                                          56-2181423
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

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

Common stock, $1.00 par value - 957,539 shares outstanding as of July 29, 2003.

INDEX                                                                       Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           June 30, 2003 and December 31, 2002                              3

         Consolidated Statements of Income
           Three and Six Months Ended June 30, 2003 and 2002                4

         Consolidated Statements of Comprehensive Income
           Three and Six Months Ended June 30, 2003 and 2002                5

         Consolidated Statement of Changes in Shareholders' Equity
           Six Months Ended June 30, 2003                                   6

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2003 and 2002                          7

         Notes to Consolidated Financial Statements                         8

Item 2 - Management's Discussion and Analysis
           Financial Condition and Results of Operations                    10

Item 3 - Controls and Procedures                                            19

Part II - OTHER INFORMATION

Exhibit Index                                                               19

Signatures                                                                  21

WESTSTAR FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                            (unaudited)
                                                                              June 30,          December 31,
                                                                                2003                2002*
                                                                           -------------        ------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                  $   5,232,317        $  3,796,804
  Interest-bearing deposits                                                      100,095              40,018
  Federal funds sold                                                          10,120,000          10,279,000
                                                                           -------------        ------------
      Total cash and cash equivalents                                         15,452,412          14,115,822
Investment securities -
  Available for sale, at fair value (amortized cost of
  $16,424,889 and $12,507,535, respectively)                                  16,540,589          12,557,103
                                                                           -------------        ------------
Loans                                                                         69,922,866          67,977,979
Allowance for loan losses                                                     (1,058,891)         (1,020,198)
                                                                           -------------        ------------
Net loans                                                                     68,863,975          66,957,781
Premises and equipment, net                                                    2,165,127           2,004,769
Accrued interest receivable                                                      456,545             487,949
Federal Home Loan Bank stock, at cost                                            175,400             229,800
Deferred income taxes                                                            180,626             189,486
Foreclosed properties                                                            896,079             792,190
Other assets                                                                     311,038             355,214
                                                                           -------------        ------------
TOTAL                                                                      $ 105,041,791        $ 97,690,114
                                                                           =============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                   $  15,729,013        $ 16,806,011
  NOW accounts                                                                13,490,114           9,064,594
  Money market accounts                                                       27,860,161          25,949,134
  Savings                                                                      1,980,774           1,887,138
  Time deposits of $100,000 or more                                            7,620,155           8,036,462
  Other time deposits                                                         26,888,733          26,735,930
                                                                           -------------        ------------
        Total deposits                                                        93,568,950          88,479,269
                                                                           -------------        ------------
Other borrowings                                                               2,000,000                  --
Accrued interest payable                                                         153,182             157,460
Other liabilities                                                                382,765             384,231
                                                                           -------------        ------------
      Total liabilities                                                       96,104,897          89,020,960
                                                                           -------------        ------------

SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                 --                  --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 957,539                                     957,539             957,539
Additional paid-in capital                                                     7,120,187           7,120,187
Retained earnings                                                                788,070             561,003
Accumulated other comprehensive income                                            71,098              30,425
                                                                           -------------        ------------
      Total shareholders' equity                                               8,936,894           8,669,154
                                                                           -------------        ------------
TOTAL                                                                      $ 105,041,791        $ 97,690,114
                                                                           =============        ============

*Derived from audited financial statements.

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)

                                                Three Months                     Six Months
                                               Ended June 30,                  Ended June 30,
                                            2003            2002            2003            2002
                                         ----------      ----------      ----------      ----------
INTEREST INCOME:
Interest and fees on loans               $1,208,369      $1,238,180      $2,388,093      $2,501,853
Federal funds sold                           23,452          32,087          49,403          34,089
Interest-bearing deposits                       182           5,830             304          11,986
Investments:
  U.S. Government and agencies               84,416          56,902         170,513         124,475
  Municipal bonds                            14,329           2,483          24,096           4,745
  Corporate dividends                         2,550           3,258           5,446           6,878
                                         ----------      ----------      ----------      ----------
       Total interest income              1,333,298       1,338,740       2,637,855       2,684,026
                                         ----------      ----------      ----------      ----------

INTEREST EXPENSE:
Time deposits of $100,000 or more            58,167          67,391         115,768         151,817
Other time and savings deposits             323,935         382,286         643,806         706,497
Federal funds purchased                          --              --              --          14,888
Other interest expense                        2,637           1,443           4,913           2,887
                                         ----------      ----------      ----------      ----------
     Total interest expense                 384,739         451,120         764,487         876,089
                                         ----------      ----------      ----------      ----------
NET INTEREST INCOME                         948,559         887,620       1,873,368       1,807,937
PROVISION FOR LOAN LOSSES                   288,380          89,300         643,380         291,950
                                         ----------      ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                            660,179         798,320       1,229,988       1,515,987
                                         ----------      ----------      ----------      ----------
OTHER INCOME:
Service charges on deposit accounts         291,444         322,134         536,034         604,937
Other service fees and commissions          149,201          95,369         238,585         192,569
Securities gains                             45,482          30,889          45,482          30,889
Other                                         6,392           6,869          10,555          14,785
                                         ----------      ----------      ----------      ----------
       Total other income                   492,519         455,261         830,656         843,180
                                         ----------      ----------      ----------      ----------
OTHER EXPENSES:
Salaries and wages                          331,921         299,332         667,019         615,058
Employee benefits                            57,883          51,290         114,822         107,034
Occupancy expense, net                       52,178          44,919         101,991          84,422
Equipment rentals, depreciation and
  maintenance                                62,732          67,723         120,648         136,132
Supplies                                     58,581          59,547         105,316         102,955
Professional fees                           163,545         221,624         329,038         416,468
Marketing                                    40,307          41,978          55,908          63,729
Legal settlement                                 --         173,750              --         173,750
Other                                       128,290          36,354         196,735         137,438
                                         ----------      ----------      ----------      ----------
        Total other expenses                895,437         996,517       1,691,477       1,836,986
                                         ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES                  257,261         257,064         369,167         522,181
INCOME TAX PROVISION                        102,100          87,270         142,100         190,135
                                         ----------      ----------      ----------      ----------
NET INCOME                               $  155,161      $  169,794      $  227,067      $  332,046
                                         ==========      ==========      ==========      ==========

EARNINGS PER SHARE:
Basic                                    $     0.16      $     0.18      $      .24      $      .35
                                         ==========      ==========      ==========      ==========
Diluted                                  $     0.15      $     0.17      $      .23      $      .34
                                         ==========      ==========      ==========      ==========

See notes to consolidated financial statements

Weststar Financial Services Corporation
Consolidated Statements of Comprehensive Income (unaudited)

                                                                 Three   Months                  Six   Months
                                                                 Ended June 30,                 Ended June 30,
                                                              2003            2002            2003            2002
                                                            ---------       ---------       ---------       ---------
NET INCOME                                                  $ 155,161       $ 169,794       $ 227,067       $ 332,046
OTHER COMPREHENSIVE INCOME BEFORE TAX:
  Unrealized holding gains (losses) on available
    for sale securities                                        70,389          36,812         111,746          (9,495)
  Reclassification adjustment for gains                       (45,482)        (30,889)        (45,482)        (30,889)
                                                            ---------       ---------       ---------       ---------
  Other comprehensive income (loss) before tax                 24,907           5,923          66,264         (40,384)
INCOME TAX EXPENSE (BENEFIT) RELATED TO ITEMS OF OTHER
COMPREHENSIVE INCOME (LOSS)                                    (9,619)         (2,287)        (25,591)         15,597
                                                            ---------       ---------       ---------       ---------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                  15,288           3,636          40,673         (24,787)
                                                            ---------       ---------       ---------       ---------
COMPREHENSIVE INCOME                                        $ 170,449       $ 173,430       $ 267,740       $ 307,259
                                                            =========       =========       =========       =========

See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                                        Accumulated
                                             Common Stock                 Additional                       Other           Total
                                     ----------------------------          Paid-In        Retained     Comprehensive   Shareholders'
                                          Shares          Amount           Capital        Earnings         Income         Equity
Balance December 31, 2001                 869,721        $869,721        $7,114,771       ($43,014)        $40,719      $7,982,197
  Net change in unrealized
     gain on securities held for sale                                                                      (24,787)        (24,787)
  Net income                                                                               332,046                         332,046
Stock options                                 800             800             5,416                                          6,216
Stock dividend                             87,018          87,018                          (87,018)
                                     ---------------------------------------------------------------------------------------------
Balance June 30, 2002                     957,539        $957,539        $7,120,187       $202,014          $15,932     $8,295,672
                                     =============================================================================================

Balance December 31, 2002                 957,539        $957,539        $7,120,187       $561,003          $30,425     $8,669,154
  Net change in unrealized
     gain on securities held for sale                                                                        40,673         40,673
  Net income                                                                               227,067                         227,067
                                     ---------------------------------------------------------------------------------------------
Balance June 30, 2003                     957,539        $957,539        $7,120,187       $788,070          $71,098     $8,936,894
                                     =============================================================================================

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30,                                                          2003               2002
                                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $    227,067       $    332,046
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                              139,807            145,235
  Provision for loan loss                                                                   643,380            291,950
  Premium amortization and discount accretion, net                                           15,290              2,288
  Decrease in accrued interest receivable                                                    31,404              3,035
  Decrease in accrued interest payable                                                       (4,278)           (21,917)
  Increase in other assets                                                                  (60,093)            (6,400)
  Decrease in other liabilities                                                              (1,466)           (58,971)
  Net loss on sales of foreclosed properties                                                 31,689              8,149
  Loss on sales of premises and equipment                                                        --              1,588
  Gains on sale on securities                                                               (45,482)           (30,889)
  Deferred income tax benefit                                                               (16,599)              (540)
  Write-down of foreclosed property                                                          59,000                 --
  Loss on uninsured deposits                                                                 10,410             67,000
                                                                                       ------------       ------------
    Net cash provided by operating activities                                             1,030,129            732,574
                                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of Federal Home Loan Bank stock                                                   54,400                 --
Purchases of securities available for sale                                              (11,647,929)        (2,392,322)
Maturities of securities available for sale                                               5,722,017          2,600,000
Net increase in loans                                                                    (2,898,926)          (770,177)
Proceeds from sales of securities                                                         2,038,750          1,309,715
Proceeds from sales of foreclosed properties                                                158,574            229,699
Net expenditures of foreclosed properties                                                    90,059                 --
Additions to premises and equipment                                                        (300,165)           (27,822)
                                                                                       ------------       ------------
    Net cash provided by (used in) investing activities                                  (6,783,220)           949,093
                                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts            5,353,185            (46,296)
Net (increase) decrease in certificates of deposits                                        (263,504)         6,614,004
Issuance of common stock                                                                         --              6,216
Proceeds from FHLB advances                                                               2,000,000                 --
                                                                                       ------------       ------------
    Net cash provided by financing activities                                             7,089,681          6,573,924
                                                                                       ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,336,590          8,255,591
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         14,115,822          5,426,705
                                                                                       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 15,452,412       $ 13,682,296
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

      In the opinion of management, the accompanying financial consolidated statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2003 and December 31, 2002, and the consolidated results of their operations for the three and six month periods ended June 30, 2003 and 2002 and their cash flows for the six month periods ended June 30, 2003 and 2002. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results expected for the period ending December 31, 2003.

      The accounting policies followed are set forth in Note 1 to the 2002 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at June 30, 2003 and December 31, 2002 classified by type are as follows:

                                                    June 30,       December 31,
                                                      2003             2002
      Real Estate:
        Construction                              $ 10,967,863     $ 12,334,543
        Mortgage                                    38,885,230       37,214,677
      Commercial, financial and agricultural        18,047,855       16,367,306
      Consumer                                       2,136,993        2,188,840
                                                  ------------     ------------
      Subtotal                                      70,037,941       68,105,366
      Net deferred loan origination fees              (115,075)        (127,387)
                                                  ------------     ------------
      Total                                       $ 69,922,866     $ 67,977,979
                                                  ============     ============

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the consolidated financial statements. The unused portions of lines to extend credit were $12,881,250 and $13,911,491 at June 30, 2003 and December 31, 2002, respectively. In addition, letters of credit totaled $1,085,000 and $1,145,022 at June 30, 2003 and December 31, 2002,
      respectively.

4. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 957,539 and 957,216 for the quarters ended June 30, 2003 and 2002, respectively and 957,539 and 956,956 for the six-month periods ended June 30, 2003 and 2002, respectively. Diluted earnings per share have been computed using common stock and common stock equivalents of 1,004,438 and 974,036 for the quarters ended June 30, 2003 and 2002, respectively, and 998,501 and 971,697 for the six-month periods ended June 30, 2003 and 2002, respectively. Shares have been adjusted to reflect a 10% stock split paid in the form of an 11-for-10 stock dividend paid December 2002.

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

      At June 30, 2003, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

                                                            Three Months Ended                Six Months Ended
                                                        6/30/2003        6/30/2002        6/30/2003        6/30/2002
      Net income as reported                           $   155,161      $   169,794      $   227,067      $   332,046
      Less:  Total stock based employee
      compensation expense determined
      under fair value method for all awards, net
      of related tax effects                                52,173           60,606          107,397          119,993
                                                       -----------      -----------      -----------      -----------

                                                       $   102,988      $   109,188      $   119,670      $   212,053
                                                       ===========      ===========      ===========      ===========
      Net income per share:
      As reported:

      Basic                                            $      0.16      $      0.18      $      0.24      $      0.35
      Diluted                                          $      0.15      $      0.17      $      0.23      $      0.34

      Pro forma:

      Basic                                            $      0.11      $      0.11      $      0.12      $      0.22
      Diluted                                          $      0.10      $      0.11      $      0.12      $      0.22

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2003 COMPARED TO DECEMBER 31, 2002

During the period from December 31, 2002 to June 30, 2003, total assets increased $7,351,677 or 8%. This increase, reflected primarily in the cash and cash equivalents, investment securities and loans, was funded primarily by deposit growth.

Securities, federal funds sold and interest-bearing balances with other financial institutions at June 30, 2003 totaled $26,760,684 compared to $22,876,121 at December 31, 2002. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. Net investments in Federal Home Loan Bank stock to date total $175,400.

At June 30, 2003, the loan portfolio constituted 67% of the Company's total assets. Loans increased $1,944,887 from December 31, 2002 to June 30, 2003. Slow economic growth, net charge-offs of $604,687, and management's desire to improve liquidity resulted in the modest increase in loan growth. Management places a strong emphasis on loan quality. At June 30, 2003, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,825,868, $1,269,695, and $2,160,936 at June 30, 2003 and 2002, and December 31, 2002,
respectively. The average recorded balance of impaired loans during 2003 and 2002 was not significantly different from the balance at June 30 2003 and 2002. The average balance for the year ended December 31, 2002 was $1,085,215. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $396,418 and $130,520 and $115,865 at June 30, 2003 and 2002,
and December 31, 2002 respectively. For the six-month periods ended June 30, 2003 and 2002, Weststar recognized interest income from impaired loans of $37,334 and $24,273. See "Asset Quality" for discussion of loan loss reserves.

Deposits increased $5,089,681 during the six months ended June 30, 2003. The growth was found in NOW, money market and savings accounts. Growth stemmed from continued market penetration. Transaction accounts such as demand, NOW, money market demand and savings accounts reflected net growth of $5,353,185 in growth. Interest rate sensitive customers shifted funds from time deposits to lower interest-bearing, NOW, money market and savings accounts in anticipation of future increases in interest rates.

Borrowings, which consisted of only one advance from the FHLB, totaled $2,000,000 on June 30, 2003. The interest rate on this advance was 1.65% and matures on June 27, 2005.

The Company's capital at June 30, 2003 to risk weighted assets totaled 13.27%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least

4% being in the form of Tier 1 capital, as defined in the regulation. As of June 30, 2003, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2003 totaled $948,559 compared to $887,620 in 2002. This increase is attributable to growth in net earning assets. The Company's net interest margin was approximately 3.9% and 4.1% for the quarters ended June 30, 2003 and 2002, respectively.

Weststar recorded a provision for loan losses of $288,380 and $89,300 for the quarters ended June 30, 2003 and 2002, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for loan losses increased primarily as a result of several large charge-offs to multiple borrowers during the period.

Other non-interest income for the June 30, 2003 and 2002 quarters totaled $492,519 and $455,261, respectively. The decrease in service charge income primarily reflects a decrease in overdraft charge income of $37,241. The decrease in overdraft charges was based on lower activity during the period. Other service fees and commission increased $53,832 of which $46,541 was attributable to increased fees from the origination of mortgage loans. Gains on the sales of investment securities increased $14,593.

Other non-interest expense totaled $895,437 compared to $996,517 in 2002. In 2002 the Company incurred legal settlement expenses in the amount of $173,750. No such expenses were incurred during 2003. Other expenses were principally related to write-downs of $59,000 on foreclosed assets. Income before income tax provision totaled $257,261 and $257,064 for the quarters ended June 30, 2003 and 2002, respectively. Income tax provision totaled $102,100 and $87,270 for the quarters ended June 30, 2003 and 2002, respectively, which equated to effective tax rates of 39.69% and 33.95%. Net income totaled $155,161 and $169,794 for the quarters ended June 30, 2003 and 2002, respectively.

Other comprehensive income totaled $15,288 and $3,636 in 2003 and 2002, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders, totaled $170,449 and $173,430 for the quarters ended June 30, 2003 and 2002, respectively.

COMPARATIVE SIX MONTHS

Net interest income for the six-month period ended June 30, 2003 totaled $1,873,368 compared to $1,807,937 in 2002. This increase is attributable to growth in net earning assets. The

Company's net interest margin was approximately 3.8% and 4.3% for the six months ended June 30, 2003 and 2002, respectively.

Weststar recorded a provision for loan losses of $643,380 and $291,950 for the six-months ended June 30, 2003 and 2002, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for credit losses increased primarily as a result of several large charge-offs to multiple borrowers during the period.

Other non-interest income for the June 30, 2003 and 2002 periods totaled $830,656 and $843,180, respectively. The decrease in service charge income primarily reflects a decrease in overdraft charge income of $78,092. The decrease in overdraft charges was based on lower activity during the period. Other service fees and commissions reflected a net increase of $46,016 of which $52,564 was attributable to increased fees from the origination of mortgage loans. Gains on the sales of investment securities increased $14,593.

Other non-interest expense totaled $1,691,477 compared to $1,836,986 in 2002. In 2002 the Company incurred legal settlement expenses in the amount of $173,750. No such expenses were incurred during 2003. Other expenses were principally related to $31,689 loss on the sales of foreclosed assets and write-downs of $59,000 on foreclosed assets due to permanent impairments. Income before income tax provision totaled $369,167 and $522,181 for the periods ended June 30, 2003 and 2002, respectively. Income tax provision totaled $142,100 and $190,135, which equated to effective tax rates of 38.49% and 36.41%, for the periods ended June 30, 2003 and 2002, respectively. Net income totaled $227,067 and $332,046 for the periods ended June 30, 2003 and 2002, respectively.

Other comprehensive income (loss) totaled $40,673 and ($24,787) in 2003 and 2002, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders, totaled $267,740 and $307,259 for the quarters ended June 30, 2003 and 2002, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                                   TERMS TO REPRICING AT JUNE 30, 2003
                                         1-90 Days   91-180 Days  181-365 Days  Total One Year  Non-Sensitive      Total
                                      ----------------------------------------------------------------------------------------
Interest-earning assets:
Interest bearing deposits               $   100,095           --            --    $    100,095             --   $   100,095
Federal funds sold                       10,120,000           --            --      10,120,000             --    10,120,000
Investment securities                     1,785,646   $2,689,769   $   371,292       4,846,707    $11,578,182    16,424,889

Federal Home Loan Bank stock                     --           --            --              --        175,400       175,400
Loans                                    50,806,595    2,136,883     2,015,164      54,958,642     13,863,306    68,821,948
Total interest-earning assets            62,812,336    4,826,652     2,386,456      70,025,444     25,616,888    95,642,332

Interest-bearing liabilities
Time deposits                            18,096,850    4,714,913     8,155,072      30,966,835      3,542,053    34,508,888
All other deposits                       43,331,049           --            --      43,331,049             --    43,331,049
Borrowings                                       --           --            --              --      2,000,000     2,000,000
Other                                            --           --            --              --        109,316       109,316
Total interest-bearing liabilities       61,427,899    4,714,913     8,155,072      74,297,884      5,651,369    79,949,253

Interest sensitivity gap                $ 1,384,437   $  111,739   ($5,768,616)   ($ 4,272,440)   $19,965,519    15,693,079
Cumulative interest sensitivity
Gap                                     $ 1,384,437   $1,496,176   ($4,272,440)
Cumulative ratio of interest -
earning assets as a percent of
interest sensitive liabilities                102.3%       102.4%         29.3%           94.2%

Non-accrual loans have been excluded.

Weststar has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities through the one-year horizon.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at June 30, 2003, 2002 and December 31, 2002 and 2001 was $1,058,891, $985,593, $1,020,198 and $978,467 or 1.51%, 1.50%, 1.50%
and 1.50%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .89%, .438%, 1.26% and .70% for the six-month periods ended June 30, 2003 and 2002, and for the twelve-month periods ended December 2002 and 2001, respectively. A sustained recessionary economy and charge-offs in the amount of $280,000 to a single entity during the period resulted in a larger provision during 2003 compared to the same period in 2002.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the six-months ended June 30, 2003 and 2002, and for the years ended December 31, 2002 and 2001.

Summary of Allowance for Loan Losses

                                               For the six months           For the years ended
                                                  ended June 30,                December 31,
                                               2003          2002            2002          2001
                                           -----------     ---------     -----------     ---------
Balance, beginning of period               $ 1,020,198     $ 978,467     $   978,467     $ 871,706
  Charge-offs:
  Commercial, financial and agricultural      (505,853)     (214,796)       (568,710)     (373,087)
  Real estate:
    Construction                                    --            --        (127,810)           --
    Mortgage                                   (57,253)      (25,000)        (33,574)      (90,275)
  Consumer                                     (59,000)      (70,644)       (159,471)      (27,238)
                                           -----------     ---------     -----------     ---------
Total charge-offs                             (622,106)     (310,440)       (889,565)     (490,600)
Recoveries
  Commercial, financial and agricultural         2,000        15,976          19,753        45,270
  Real estate:
    Construction                                    --            --           1,531            --
    Mortgage                                        --            --          13,322            --
  Consumer                                      15,419         9,640          18,770         1,671
                                           -----------     ---------     -----------     ---------
Total recoveries                                17,419        25,616          53,376        46,941
                                           -----------     ---------     -----------     ---------
Net (charge-offs) recoveries                  (604,687)     (284,824)       (836,189)     (443,659)
                                           -----------     ---------     -----------     ---------
Provision charged to operations                643,380       291,950         877,920       550,420
                                           -----------     ---------     -----------     ---------
Balance, end of period                     $ 1,058,891     $ 985,593     $ 1,020,198     $ 978,467
                                           ===========     =========     ===========     =========

Percentage of net charge-offs to
  average loans                                    .89%          .43%           1.26%          .70%
Percentage of allowance to
  period-end loans                                1.51%         1.50%           1.50%         1.50%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                         June 30, 2003                   December 31, 2002
                                    Amount of      Percent of        Amount of         Percent of
                                    Allowance      Total Loans       Allowance        Total Loans
TYPE OF LOAN:
Real estate                        $  698,212           71%          $  690,842           73%
Commercial and industrial
  loans                               321,521           26%             287,860           24%
Consumer                               28,554            3%              19,184            3%
Unallocated                            10,604           --               22,312           --
                                   ----------          ---           ----------          ---
Total allowance                    $1,058,891          100%          $1,020,198          100%
                                   ==========          ===           ==========          ===

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

                               REGULATORY CAPITAL

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                                              To Be Well Capitalized
                                                                           For Capital                 Under
                                                     Actual                 Adequacy             Prompt Corrective
                                                                            Purposes             Action Provisions
                                               Amount       Ratio      Amount       Ratio       Amount       Ratio
                                               ------       -----      ------       -----       ------       -----
                                                                       (Dollars in Thousands)
As of June 30, 2003
Total Capital (to Risk Weighted Assets)
  Consolidated                                 $9,790       13.27%     $5,902        8.00%      $7,378      10.00%
  Bank                                         $9,707       13.16%     $5,901        8.00%      $7,376      10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                 $8,866       12.02%     $2,951        4.00%      $4,427       6.00%
  Bank                                         $8,783       11.91%     $2,951        4.00%      $4,426       6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                 $8,866        9.10%     $3,898        4.00%      $4,873       5.00%
  Bank                                         $8,783        9.02%     $3,897        4.00%      $4,871       5.00%

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

As of June 30, 2003, liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $15.5 million, which represents 14.7% of total assets and 16.5% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $14.9 million. At June 30, 2003, outstanding commitments to extend credit and available lines of credit were $14 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 36.9% of Weststar's total deposits at June 30, 2003. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 8.1% of the Company's total deposits at June 30, 2003. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.

                              INVESTMENT ACTIVITIES

At June 30, 2003, Weststar's investments consisted of U.S. Government and agency securities, and North Carolina municipal bonds. The investments, with aggregate amortized cost of $16.4 million, are classified as available for sale and are presented in the consolidated financial statements at their market values of $16.5 million at June 30, 2003. These securities have tax equivalent yields of 3.4% with an aggregate remaining term of approximately 67.6 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $175,400 with a yield of 4.0% at June 30, 2003. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 15, 2003. Of 957,539 shares entitled to vote at the meeting, 816,213 or 85.2% voted. The following matters were voted on at the meeting:

Proposal 1: To elect eleven board members to staggered terms. Votes and terms for each nominee were as follows:

           3-year terms               Votes For                 Votes Withheld
       ---------------------      -----------------            ----------------
       M. David Cogburn, MD            814,483                       1,730
       Stephen L. Pignatello           814,277                       1,936
       Kent W. Salisbury, MD           814,277                       1,936
       Patricia P. Grimes              814,761                       1,452

Proposal 2: To ratify the appointment of Dixon Odom PLLC as independent accountants for the year ending December 31, 2003. Votes were as follows:

         Votes For                Votes Against                Votes Withheld
       -------------            -----------------             ----------------
          815,693                      121                          399

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

            31.1 - Certification of the Principal Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 - Certification of the Principal Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 - Certification of the Principal Executive Officer Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 - Certification of the Principal Financial Officer Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K.

            On April 17, 2003 the Registrant announced the results of its annual shareholders meeting.

            On April 24, 2003, the Registrant issued a press release announcing earnings for the first quarter of 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTSTAR FINANCIAL SERVICES CORPORATION


Date: July 29, 2003             By: /s/ G. Gordon Greenwood
                                    --------------------------------------------

                                    G. Gordon Greenwood
                                    President and Chief Executive Officer


Date: July 29, 2003             By: /s/ Randall C. Hall
                                    --------------------------------------------

                                    Randall C. Hall
                                    Executive Vice President and Chief Financial and Principal Accounting Officer