Form 10QSB
period 2003-09-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2003-11-13
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common stock, $1.00 par value - 1,166,208 shares outstanding as of November 12, 2003.

INDEX                                                                      Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           September 30, 2003 and December 31, 2002                          3

         Consolidated Statements of Income
           Three and Nine Months Ended September 30, 2003 and 2002           4

         Consolidated Statements of Comprehensive Income
           Three and Nine Months Ended September 30, 2003 and 2002           5

         Consolidated Statement of Changes in Shareholders' Equity
           Nine Months Ended September 30, 2003                              6

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2003 and 2002                     7

         Notes to Consolidated Financial Statements                          8

Item 2 - Management's Discussion and Analysis
           Financial Condition and Results of Operations                    10

Item 3 - Controls and Procedures                                            19

Part II - OTHER INFORMATION

Exhibit Index                                                               19

Signatures                                                                  21

WESTSTAR FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                        (unaudited)
                                                                       September 30,    December 31,
                                                                            2003             2002*
                                                                       -------------    -------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                              $   4,958,692    $   3,796,804
  Interest-bearing deposits                                                   46,340           40,018
  Federal funds sold                                                       8,379,000       10,279,000
                                                                       -------------    -------------
      Total cash and cash equivalents                                     13,384,032       14,115,822
Investment securities -
  Available for sale, at fair value (amortized cost of
  $19,066,526 and $12,507,535, respectively)                              18,944,839       12,557,103
                                                                       -------------    -------------
Loans                                                                     68,451,626       67,977,979
Allowance for loan losses                                                 (1,194,720)      (1,020,198)
                                                                       -------------    -------------
Net loans                                                                 67,256,906       66,957,781
Premises and equipment, net                                                2,288,926        2,004,769
Accrued interest receivable                                                  521,186          487,949
Federal Home Loan Bank stock, at cost                                        175,400          229,800
Deferred income taxes                                                        341,094          189,486
Foreclosed properties                                                      1,103,860          792,190
Other assets                                                                 179,116          355,214
                                                                       -------------    -------------
TOTAL                                                                  $ 104,195,359    $  97,690,114
                                                                       =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                               $  16,022,703    $  16,806,011
  NOW accounts                                                            18,207,717        9,064,594
  Money market accounts                                                   27,418,481       25,949,134
  Savings                                                                  1,976,018        1,887,138
  Time deposits of $100,000 or more                                        6,431,186        8,036,462
  Other time deposits                                                     22,551,567       26,735,930
                                                                       -------------    -------------
        Total deposits                                                    92,607,672       88,479,269
                                                                       -------------    -------------
Other borrowings                                                           2,000,000               --
Accrued interest payable                                                      79,300          157,460

Other liabilities                                                            516,304          384,231
                                                                       -------------    -------------
      Total liabilities                                                   95,203,276       89,020,960
                                                                       -------------    -------------

SHAREHOLDERS' EQUITY:
Preferred stock; authorized 1,000,000; issued and outstanding - none              --               --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 1,166,208 and 957,539, at
    September 30, 2003 and December 31, 2002, respectively                 1,166,208          957,539
Additional paid-in capital                                                 6,978,154        7,120,187
Retained earnings                                                            922,498          561,003
Accumulated other comprehensive income (loss)                                (74,777)          30,425
                                                                       -------------    -------------
      Total shareholders' equity                                           8,992,083        8,669,154
                                                                       -------------    -------------
TOTAL                                                                  $ 104,195,359    $  97,690,114
                                                                       =============    =============

*     Derived from audited financial statements.

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Income (unaudited)

                                            Three Months              Nine  Months
                                        Ended September 30,       Ended September 30,
                                          2003         2002         2003         2002
                                      ----------   ----------   ----------   ----------
INTEREST INCOME:
Interest and fees on loans            $1,200,838   $1,292,625   $3,588,930   $3,794,478
Federal funds sold                        21,585       48,397       70,988       82,486
Interest-bearing deposits                    152        2,097          457       14,083
Investments:
  U.S. Government and agencies           110,408       67,823      280,920      192,298
  Municipal bonds                         15,359        4,847       39,455        9,592
  Corporate dividends                      2,101        3,008        7,547        9,886
                                      ----------   ----------   ----------   ----------
       Total interest income           1,350,443    1,418,797    3,988,297    4,102,823
                                      ----------   ----------   ----------   ----------
INTEREST EXPENSE:
Time deposits of $100,000 or more         34,153       56,380      149,921      208,197
Other time and savings deposits          268,734      414,422      912,540    1,120,919
Federal funds purchased                       --           --           --       14,888
Other                                     10,594        1,444       15,506        4,331
                                      ----------   ----------   ----------   ----------
     Total interest expense              313,481      472,246    1,077,967    1,348,335
                                      ----------   ----------   ----------   ----------
NET INTEREST INCOME                    1,036,962      946,551    2,910,330    2,754,488
PROVISION FOR LOAN LOSSES                454,300      246,000    1,097,680      537,950
                                      ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                         582,662      700,551    1,812,650    2,216,538
                                      ----------   ----------   ----------   ----------
OTHER INCOME:
Service charges on deposit accounts      305,455      305,253      841,490      910,190
Other service fees and commissions       131,939      119,647      370,525      312,216
Securities gains                              --           --       45,482       30,889
Other                                      8,088        7,206       18,643       21,991
                                      ----------   ----------   ----------   ----------
       Total other income                445,482      432,106    1,276,140    1,275,286
                                      ----------   ----------   ----------   ----------
OTHER EXPENSES:
Salaries and wages                       313,505      340,765      980,523      955,823
Employee benefits                         60,590       63,710      175,412      170,744
Occupancy expense, net                    51,245       49,270      153,236      133,692
Equipment rentals, depreciation and
  maintenance                             54,519       54,672      175,167      190,804
Supplies                                  55,623       50,779      160,940      153,734
Professional fees                        175,970      188,051      505,008      604,519
Marketing                                 27,410       34,636       83,318       98,365
Legal settlement                              --           --           --      173,750
Other                                     64,786       66,151      261,523      203,589
                                      ----------   ----------   ----------   ----------
        Total other expenses             803,648      848,034    2,495,127    2,685,020
                                      ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES               224,496      284,623      593,663      806,804
INCOME TAX PROVISION                      88,350      116,215      230,450      306,350
                                      ----------   ----------   ----------   ----------
NET INCOME                            $  136,146   $  168,408   $  363,213   $  500,454
                                      ==========   ==========   ==========   ==========

EARNINGS PER SHARE:
Basic                                 $     0.12   $     0.16   $      .32   $      .48
                                      ==========   ==========   ==========   ==========
Diluted                               $     0.11   $     0.16   $      .30   $      .47
                                      ==========   ==========   ==========   ==========

See notes to consolidated financial statements

Weststar Financial Services Corporation
Consolidated Statements of Comprehensive Income (unaudited)

                                                              Three Months                  Nine Months
                                                            Ended September 30,         Ended September 30,
                                                            2003          2002          2003          2002
                                                         ----------    ----------    ----------    ----------
NET INCOME                                               $  136,146    $  168,408    $  363,213    $  500,454
OTHER COMPREHENSIVE INCOME BEFORE TAX:
  Unrealized holding gains (losses) on available
    for sale securities                                    (237,659)       43,218      (125,913)       33,724
  Reclassification adjustment for gains                          --            --       (45,482)      (30,889)
                                                         ----------    ----------    ----------    ----------
  Other comprehensive income (loss) before tax             (237,659)       43,218      (171,395)        2,835
INCOME TAX EXPENSE (BENEFIT) RELATED TO ITEMS OF OTHER
COMPREHENSIVE INCOME (LOSS)
                                                             91,784       (16,691)       66,193        (1,095)
                                                         ----------    ----------    ----------    ----------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
                                                           (145,875)       26,527      (105,202)        1,740
                                                         ----------    ----------    ----------    ----------
COMPREHENSIVE INCOME (LOSS)                              $   (9,729)   $  194,935    $  258,011    $  502,194
                                                         ==========    ==========    ==========    ==========

See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                                      Accumulated
                                                     Common Stock        Additional       Other          Total
                                               -----------------------     Paid-In       Retained    Comprehensive   Shareholders'
                                                Shares       Amount        Capital       Earnings        Income         Equity
Balance December 31, 2001                        869,721   $   869,721   $ 7,114,771       ($43,014)   $    40,719    $ 7,982,197
  Net change in unrealized
     gain on securities available for sale                                                                   1,740          1,740
  Net income                                                                                500,454                       500,454
Issuance of common stock                             800           800         5,416          6,216
Stock dividend                                    87,018        87,018                      (87,018)
                                               ----------------------------------------------------------------------------------
Balance September 30, 2002                       957,539   $   957,539   $ 7,120,187    $   370,422    $    42,459    $ 8,490,607
                                               ==================================================================================

Balance December 31, 2002                        957,539   $   957,539   $ 7,120,187    $   561,003    $    30,425    $ 8,669,154
  Net change in unrealized
     gain on securities available for sale                                                                (105,202)      (105,202)
  Net income                                                                                363,213                       363,213
  Stock options                                   15,436        15,436        51,200                                       66,636
  Stock split                                    193,233       193,233      (193,233)
  Cash in lieu of fractional shares                                                          (1,718)                       (1,718)
                                               ----------------------------------------------------------------------------------
Balance September 30, 2003                     1,166,208   $ 1,166,208   $ 6,978,154    $   922,498       ($74,777)   $ 8,992,083
                                               ==================================================================================

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,

                                                                                        2003            2002
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $    363,213    $    500,454
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                           204,938         206,945
  Provision for loan losses                                                            1,097,680         537,950
  Premium amortization and discount accretion, net                                        53,884           4,214
  (Increase) decrease in accrued interest receivable                                     (33,237)         65,308
  Decrease in accrued interest payable                                                   (78,160)        (49,330)
  Decrease in other assets                                                               111,753          36,286
  Increase (decrease) in other liabilities                                               132,073         (19,563)
  Net loss on sales of foreclosed properties                                              32,224          27,510
  Loss on sales of premises and equipment                                                     --          (4,190)

  Gains on sale on securities                                                            (45,482)        (30,889)
  Deferred income tax benefit                                                            (85,555)        (16,810)
  Write-down of foreclosed property                                                       59,000           3,470
  Loss on uninsured deposits                                                              64,345          67,000
                                                                                    ------------    ------------
    Net cash provided by operating activities                                          1,876,676       1,336,735
                                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of Federal Home Loan Bank stock                                                54,400              --
Purchases of securities available for sale                                           (16,725,273)     (8,904,665)
Maturities of securities available for sale                                            8,119,130       4,100,000
Net increase in loans                                                                 (1,840,079)       (947,405)
Proceeds from sales of securities                                                      2,038,750       1,309,715
Proceeds from sales of foreclosed properties                                             258,639         275,987
Net expenditures of foreclosed properties                                               (218,259)             --
Additions to premises and equipment                                                     (489,095)        (70,828)
                                                                                    ------------    ------------
    Net cash used in investing activities                                             (8,801,787)     (4,237,196)
                                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts                    9,918,042       8,515,587
Net (increase) decrease in certificates of deposits                                   (5,789,639)      1,552,114
Proceeds from issuance of common stock                                                    66,636           6,216
Cash paid in lieu of fractional shares                                                    (1,718)             --
Proceeds from FHLB advances                                                            2,000,000              --
                                                                                    ------------    ------------
    Net cash provided by financing activities                                          6,193,321      10,073,917
                                                                                    ------------    ------------

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS                                    (731,790)      7,173,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      14,115,822       5,426,705
                                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 13,384,032    $ 12,600,161
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

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and December 31, 2002, and the consolidated results of their operations for the three and nine month periods ended September 30, 2003 and 2002 and their cash flows for the nine month periods ended September 30, 2003 and 2002. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results expected for the period ending December 31, 2003.

      The accounting policies followed are set forth in Note 1 to the 2002 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at September 30, 2003 and December 31, 2002 classified by type are as follows:

                                               September 30,     December 31,
                                                   2003             2002
      Real Estate:
        Construction                           $  10,470,585    $  12,334,543
        Mortgage                                  39,822,632       37,214,677
      Commercial, financial and agricultural      16,255,381       16,367,306
      Consumer                                     2,038,701        2,188,840
                                               -------------    -------------
      Subtotal                                    68,587,299       68,105,366
      Net deferred loan origination fees            (135,673)        (127,387)
                                               -------------    -------------
      Total                                    $  68,451,626    $  67,977,979
                                               =============    =============

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the consolidated financial statements. The unused portions of lines to extend credit were $17,753,495 and $13,911,491 at September 30, 2003 and December 31, 2002, respectively. In addition, letters of credit totaled $1,150,000 and $1,145,022 at June 30, 2003 and December 31, 2002,
      respectively.

4. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 1,151,023 and 1,044,625 for the quarters ended September 30, 2003 and 2002, respectively and 1,149,712 and 1,044,179 for the nine-month periods ended September 30, 2003 and 2002, respectively. Diluted earnings per share have been computed using common stock and common stock equivalents of 1,214,191 and 1,075,513 for the quarters ended September 30, 2003 and 2002, respectively, and 1,204,892 and 1,066,879 for the nine-month periods ended September 30, 2003 and 2002, respectively. Shares have been adjusted to reflect a 20% stock split paid in the form of a 6-for-5 stock dividend paid September 2003.

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

      At September 30, 2003, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

                                                         Three Months Ended       Nine Months Ended
                                                        9/30/2003   9/30/2002   9/30/2003   9/30/2002
          Net income as reported                        $ 136,146   $ 168,408   $ 363,213   $ 500,454
          Less: Total stock based employee
          compensation expense determined
          under fair value method for all awards, net
          of related tax effects                           25,861      60,774     133,140     180,425
                                                        ---------   ---------   ---------   ---------
                                                        $ 110,285   $ 107,634   $ 230,073   $ 320,029
                                                        =========   =========   =========   =========
          Net income per share:
          As reported:

          Basic                                         $    0.12   $    0.16   $    0.32   $    0.48
          Diluted                                       $    0.11   $    0.16   $    0.30   $    0.47

          Pro forma:

          Basic                                         $    0.10   $    0.10   $    0.20   $    0.30
          Diluted                                       $    0.09   $    0.10   $    0.19   $    0.30

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2003 COMPARED TO DECEMBER 31, 2002

During the period from December 31, 2002 to September 30, 2003, total assets increased $6,505,245 or 7%. This increase, reflected primarily in investment securities and loans, was funded primarily by deposit growth and long-term borrowings.

Securities, federal funds sold and interest-bearing balances with other financial institutions at September 30, 2003 totaled $27,370,179 compared to $22,876,121 at December 31, 2002. The Company has access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. Net investments in Federal Home Loan Bank stock to date total $175,400.

At September 30, 2003, the loan portfolio constituted 66% of the Company's total assets. Loans increased $473,647 from December 31, 2002 to September 30, 2003. Slow economic growth, net charge-offs of $923,158, and management's desire to improve liquidity resulted in the modest increase in loan growth. Management places a strong emphasis on loan quality. At September 30, 2003, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $3,040,056, $872,212, and $2,160,936 at September 30, 2003 and 2002, and December 31, 2002,
respectively. The average recorded balance of impaired loans during 2003 and 2002 was not significantly different from the balance at September 30 2003 and 2002. The average balance for the year ended December 31, 2002 was $1,085,215. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $217,939 and $91,139 and $115,865 at September 30, 2003 and 2002, and December 31, 2002 respectively. For the nine-month periods ended September 30, 2003 and 2002, Weststar recognized interest income from impaired loans of $114,072 and $23,619. See "Asset Quality" for discussion of loan loss reserves.

Deposits increased $4,128,403 during the nine months ended September 30, 2003. The growth was found in NOW, money market and savings accounts. Growth stemmed from continued market penetration. Transaction accounts such as demand, NOW, money market demand and savings accounts reflected net growth of $9,918,042. Interest rate sensitive customers shifted funds from time deposits to lower interest-bearing, NOW, money market and savings accounts in anticipation of future increases in interest rates.

Borrowings, which consisted of only one advance from the FHLB, totaled $2,000,000 on September 30, 2003. The interest rate on this advance was 1.65% and matures on June 27, 2005.

The Company's capital at September 30, 2003 to risk weighted assets totaled 13.55%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of September 30, 2003, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2003 totaled $1,036,962 compared to $946,551 in 2002. This increase was attributable to growth in net earning assets. The Company's net interest margin was approximately 4.0% and 4.2% for the quarters ended September 30, 2003 and 2002, respectively.

Weststar recorded a provision for loan losses of $454,300 and $246,000 for the quarters ended September 30, 2003 and 2002, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for loan losses increased primarily as a result of several large charge-offs to multiple borrowers during the period.

Other non-interest income for the September 30, 2003 and 2002 quarters totaled $445,482 and $432,106, respectively. The increase in non-interest income primarily reflects an increase in Visa/MasterCard fees of $10,700 during the period. This income is based on the dollar volume of customer transactions. The Company earned $90,234 and $90,116 during 2003 and 2002, respectively, from fees for the origination of mortgage loans. Fees remained relatively flat as rates on mortgage loans began to increase during the third quarter of 2003.

Other non-interest expense totaled $803,648 compared to $848,034 in 2002. The Company focused on cost containment and reviewed each expense relative to the benefit it generates. Income before income tax provision totaled $224,496 and $284,623 for the quarters ended September 30, 2003 and 2002, respectively. Income tax provision totaled $88,350 and $116,215 for the quarters ended September 30, 2003 and 2002, respectively, which equated to effective tax rates of 39.35% and 40.83%. Net income totaled $136,146 and $168,408 for the quarters ended September 30, 2003 and 2002, respectively.

Other comprehensive income (loss) totaled $(145,875) and $26,527 in 2003 and 2002, respectively. Comprehensive income (loss), which is the change in shareholders' equity excluding transactions with shareholders, totaled $(9,729) and $194,935 for the quarters ended September 30, 2003 and 2002, respectively.

COMPARATIVE NINE MONTHS

Net interest income for the nine-month period ended September 30, 2003 totaled $2,910,330 compared to $2,754,488 in 2002. This increase is attributable to growth in net earning assets.

The Company's net interest margin was approximately 4.0% and 4.3% for the nine months ended September 30, 2003 and 2002, respectively.

Weststar recorded a provision for loan losses of $1,097,680 and $537,950 for the nine-months ended September 30, 2003 and 2002, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." The provision for credit losses increased primarily as a result of several large charge-offs to multiple borrowers during the period.

Other non-interest income for the September 30, 2003 and 2002 periods totaled $1,276,140 and $1,275,286, respectively. The decrease in service charge income primarily reflects a decrease in net overdraft charge income of $88,860. The decrease in overdraft charges was based on lower activity during the period. Other service fees and commissions reflected a net increase of $58,309 of which $52,682 was attributable to increased fees from the origination of mortgage loans. Gains on the sales of investment securities increased $14,593.

Other non-interest expense totaled $2,495,127 compared to $2,685,020 in 2002. In 2002 the Company incurred legal settlement expenses in the amount of $173,750. No such expenses were incurred during 2003. Other expenses were principally related to $31,392 net loss on the sales of foreclosed assets and write-downs of $59,000 on foreclosed assets due to permanent impairments. Income before income tax provision totaled $593,663 and $806,804 for the periods ended September 30, 2003 and 2002, respectively. Income tax provision totaled $230,450 and $306,350, which equated to effective tax rates of 38.82% and 37.97%, for the periods ended September 30, 2003 and 2002, respectively. Net income totaled $363,213 and $500,454 for the periods ended September 30, 2003 and 2002, respectively.

Other comprehensive income (loss) totaled ($105,202) and $1,740 in 2003 and 2002, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders, totaled $258,011 and $502,194 for the periods ended September 30, 2003 and 2002, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2003, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                          TERMS TO REPRICING AT SEPTEMBER 30, 2003
                                    1-90 Days      91-180 Days      181-365 Days    Total One Year    Non-Sensitive      Total
                                   -----------     -----------      ------------    --------------    -------------   -----------
Interest-earning assets:
Interest bearing deposits          $    46,340              --               --      $     46,340               --    $    46,340
Federal funds sold                   8,379,000              --               --         8,379,000               --      8,379,000
Investment securities                3,342,257     $ 1,000,000      $   500,894         4,843,151      $14,223,375     19,066,526

Federal Home Loan Bank stock                --              --               --                --          175,400        175,400
Loans (1)                           48,287,169       1,392,675        2,359,715        52,039,559       14,046,343     66,085,902
Total interest-earning assets       60,054,766       2,392,675        2,860,609        65,308,050       28,445,118     93,577,168

Interest-bearing liabilities
Time deposits                        7,850,154       6,410,848        9,853,447        24,114,449        4,868,304     28,982,753
All other deposits                  47,602,216              --               --        47,602,216               --     47,602,216
Borrowings                                  --              --               --                --        2,000,000      2,000,000
Other                                       --              --               --                --          118,465        118,465
Total interest-bearing              55,452,370       6,410,848        9,853,447        71,716,665        6,986,769     78,703,434
liabilities

Interest sensitivity gap           $ 4,602,396     ($4,018,173)     ($6,992,838)      ($6,408,615)     $21,458,349     15,049,734
Cumulative interest sensitivity
Gap                                $ 4,602,396     $   584,223      ($6,408,615)
Cumulative ratio of interest -
earning assets as a percent
of interest sensitive liabilities        108.3%           37.3%            29.0%             91.1%

Non-accrual loans have been excluded (1).

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at September 30, 2003, 2002 and December 31, 2002 and 2001 was $1,194,720, $991,960, $1,020,198 and $978,467 or 1.75%, 1.52%,
1.50% and 1.50%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was 1.35%, .79%, 1.26% and .70% for the nine-month periods ended September 30, 2003 and 2002, and for the twelve-month periods ended December 2002 and 2001, respectively. A sustained recessionary economy and charge-offs in the amount of $923,158, including $280,000 to a single entity, during the period resulted in a larger provision during 2003 compared to the same period in 2002.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the nine-months ended September 30, 2003 and 2002, and for the years ended December 31, 2002 and 2001.

Summary of Allowance for Loan Losses

                                              For the nine months           For the years ended
                                              ended September 30,               December 31,
                                              2003           2002           2002           2001
                                          -----------    -----------    -----------    -----------
Balance, beginning of period              $ 1,020,198    $   978,467    $   978,467    $   871,706
  Charge-offs:
  Commercial, financial and agricultural     (786,985)      (287,578)      (568,710)      (373,087)
  Real estate:
    Construction                                   --             --       (127,810)            --
    Mortgage                                 (117,143)      (152,810)       (33,574)       (90,275)
  Consumer                                    (78,679)      (116,207)      (159,471)       (27,238)
                                          -----------    -----------    -----------    -----------
Total charge-offs                            (982,807)      (556,595)      (889,565)      (490,600)
Recoveries
  Commercial, financial and agricultural       32,683         16,639         19,753         45,270
  Real estate:
    Construction                                   --             --          1,531             --
    Mortgage                                       --            913         13,322             --
  Consumer                                     26,966         14,586         18,770          1,671
                                          -----------    -----------    -----------    -----------
Total recoveries                               59,649         32,138         53,376         46,941
                                          -----------    -----------    -----------    -----------
Net (charge-offs) recoveries                 (923,158)      (524,457)      (836,189)      (443,659)
                                          -----------    -----------    -----------    -----------
Provision charged to operations             1,097,680        537,950        877,920        550,420
                                          -----------    -----------    -----------    -----------
Balance, end of period                    $ 1,194,720    $   991,960    $ 1,020,198    $   978,467
                                          ===========    ===========    ===========    ===========

Percentage of net charge-offs to
  average loans                                  1.35%           .79%          1.26%           .70%
Percentage of allowance to
  period-end loans                               1.75%          1.52%          1.50%          1.50%

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

                               REGULATORY CAPITAL

                                                                              To Be Well
                                                                           Capitalized Under
                                                                              To Be Well
                                                             For Capital   Capitalized Under
                                              Actual          Adequacy     Prompt Corrective
                                                              Purposes     Action Provisions
                                          Amount   Ratio   Amount   Ratio   Amount   Ratio
                                          ------   -----   ------   -----   ------   -----
                                                      (Dollars in Thousands)
As of September 30, 2003
Total Capital (to Risk Weighted Assets)
  Consolidated                            $9,992   13.55%  $5,898    8.00%  $7,372   10.00%
  Bank                                    $9,843   13.35%  $5,897    8.00%  $7,371   10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                            $9,067   12.30%  $2,949    4.00%  $4,423    6.00%
  Bank                                    $8,918   12.10%  $2,949    4.00%  $4,423    6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                            $9,067    8.79%  $4,128    4.00%  $5,160    5.00%
  Bank                                    $8,918    8.64%  $4,127    4.00%  $5,159    5.00%

On October 10, 2003, the Company raised $3,875,000 in trust preferred securities, net of $125,000 origination costs, at a rate of three month LIBOR plus 315 basis points, which mature in 30 years. The Company plans to inject approximately $3.8 million into the Bank. Regulations permit this instrument to count as Tier I capital, not to exceed 25%. The remainder is counted as Tier II capital. Funds will be used to support internal growth of existing branches and external growth of future branches.

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

As of September 30, 2003, liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $13.4 million, which represents 12.9% of total assets and 14.5% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $15.3 million. At September 30, 2003, outstanding commitments to extend credit and available lines of credit were $18.9 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 31.3% of Weststar's total deposits at September 30, 2003. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 6.9% of the Company's total deposits at September 30, 2003. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.

                              INVESTMENT ACTIVITIES

At September 30, 2003, Weststar's investments consisted of U.S. Government and agency securities, and North Carolina municipal bonds. The investments, with aggregate amortized cost of $19.1 million, are classified as available for sale and are presented in the consolidated financial statements at their market values of $18.9 million at September 30, 2003. These securities have tax equivalent yields of 3.3% with an aggregate remaining term of approximately 68.3 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $175,400 with a yield of 3.25% at September 30, 2003. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.

CONTROLS AND PROCEDURES

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC Filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the controls during the most recent quarter.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            31.1  - Certification of the Principal Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

            31.2  - Certification of the Principal Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

            32.1  - Certification of the Principal Executive Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  - Certification of the Principal Financial Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

            On August 20, 2003, the Registrant announced a 6-for-5 stock split in the form of a 20% stock dividend payable on September 30, 2003 to shareholders of record on September 16, 2003.

            On July 16, 2003, the Registrant issued a press release announcing the appointment of Steven D. Cogburn to the boards of directors of the Registrant and its subsidiary, The Bank of Asheville.

            On July 1, 2003, the Registrant issued a press release announcing the resignation of Dr. Kent W. Salisbury. Salisbury's resignation was due to relocation to California.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WESTSTAR FINANCIAL SERVICES CORPORATION


Date: November 12, 2003           By: /s/   G. Gordon Greenwood
                                      ------------------------------------------

                                      G. Gordon Greenwood
                                      President and Chief Executive Officer


Date: November 12, 2003           By: /s/   Randall C. Hall
                                      ------------------------------------------

                                      Randall C. Hall
                                      Executive Vice President and Chief
                                      Financial and Principal Accounting
                                      Officer