Form 10KSB
period 2003-12-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2004-03-11
CIK 1106181

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Registrant's revenues for the year ended December 31, 2003 were $7,019,482.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2003 was approximately $12,828,288.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2003 was 1,166,208.

                      Documents Incorporated by Reference:

PART III: Definitive Proxy Statement dated March 11, 2004 as filed pursuant to
Section 14 of the Securities Exchange Act of 1934 for the 2004 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format   Yes |_| No |X|

                        FORM 10-KSB CROSS-REFERENCE INDEX

                                                                                                2004
                                                                                2003            Proxy
                                                                                Form 10-KSB     Statement
                                                                                Page            Page
PART I
Item 1  -  Business                                                             3               n/a
Item 2  -  Properties                                                           6               n/a
Item 3  -  Legal Proceedings                                                    6               n/a
Item 4  -  Submission of Matters to a Vote of Security Holders                  6               n/a

PART II
Item 5  -  Market  for Common Equity and Related Shareholder Matters            6               n/a
Item 6  -  Management's Discussion and Analysis                                 8               n/a
Item 7  -  Financial Statements                                                 20              n/a
Item 8  -  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                             45
Item 8a -  Controls and Procedures                                              45              n/a

PART III
Item 9  -  Directors, Executive Officers, Promoters and Control Persons         45              4 - 5, 9
Item 10 -  Executive Compensation                                               45              9 - 11
Item 11 -  Security Ownership of Certain Beneficial Owners and Management       45              3-4
Item 12 -  Certain Relationships and Related Transactions                       45              6, 11 - 12
Item 13 -  Exhibits and Reports on Form 8-K*                                    46              n/a
Item 14 -  Principal Accountant Fees and Services                               46              7 - 9, 12

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Weststar Financial Services Corporation provides these documents by mail upon request.

                                    PART I

ITEM 1: BUSINESS

General

Weststar Financial Services Corporation (the "Registrant" or the "Company") is a bank holding company formed in April 2000 to own all of the common stock of The Bank of Asheville (the "Bank"), a North Carolina-chartered bank that opened for business as a community bank in Asheville, Buncombe County, North Carolina in December 1997. On October 8, 2003, the Company formed Weststar Financial Services Corporation I (the "Trust"), a Delaware statutory trust. The Trust has no operations subsequent to its formation in 2003 other than the issuance of trust preferred securities. At this time, the Company does not engage in any business activities on its own. It only owns the Bank, which engages in the commercial banking business, and the Trust, which was the legal entity formed for its issuance of $4.0 million in trust preferred securities in 2003.

Primary Market Area

The Registrant's market area consists of Asheville, Buncombe County, North Carolina and surrounding areas. Buncombe County is part of the Asheville Ranally Metropolitan area. Asheville is the county seat and the industrial center of Buncombe County with a population of approximately 69,700. In addition, Asheville is the commercial hub for several other prosperous towns in Buncombe County, including Arden, Biltmore Forest, Black Mountain, Montreat, Skyland, Weaverville and Woodfin. The total population of Buncombe County is 208,600. Statistics are the latest issued by the NC Office of Budget and Management.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant's competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. In Buncombe County as of June 30, 2003 (the latest date for which statistics are available) there were 71 offices of 14 different commercial and savings banks (including the largest banks in North Carolina), as well as offices of credit unions and various other entities engaged in the extension of credit. As of June 30, 2003, Registrant accounted for 3.28% of total deposits held by commercial banks and savings banks in Buncombe County.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of Registrant's competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks, which has heightened the competition among banks in North Carolina.

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

Employees

The Bank currently employs 35 full-time equivalent employees. Registrant does not have any officers or employees who are not also officers or employees of the Bank. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

                          The Bank Holding Company Act

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of any bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

STATE LAW. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and acquisitions of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

DEPOSIT INSURANCE. As a member institution of the FDIC, the Bank's deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2003, the Bank was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of 15.43% and 17.82% respectively.

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

MISCELLANEOUS. The dividends that may be paid by Registrant are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Bank's capital surplus is at least 50% of its paid-in capital. The Bank is the only source of dividends that may be paid by the Registrant.

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

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 allows a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

Recent Legislative Developments

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U. S. financial institutions to adopt new policies and procedures to combat money laundering and grant the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operation of financial institutions. We have not as yet determined the impact that this act will have on our operations although the impact is not expected to be material.

ITEM 2: PROPERTIES

The following table sets forth the location of the Registrant's offices as of December 31, 2003.

                                                     APPROX.
                                          YEAR       SQUARE
OFFICE LOCATION                           OPENED     FOOTAGE     OWN/LEASE
---------------                           ------     -------     ---------

Main Office
79 Woodfin Place                          1997       10,000      Own
Asheville, NC

Candler Office
6 Dogwood Road                            1999        1,900      Own building,
Candler, NC                                                      lease land

Leicester Highway Office                  2000          800      Lease
557 New Leicester Highway
Asheville, NC

Arden Office                              2003        1,300      Lease
2349 Hendersonville Highway
Arden, NC 28704

ITEM 3: LEGAL PROCEEDINGS

There were no known current or pending proceedings as of December 31, 2003.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

Weststar Financial Services Corporation stock is traded on the Over-The-Counter Bulletin Board under the symbol "WFSC." There were 1,166,208 shares outstanding at December 31, 2003 owned by approximately 800 shareholders.

During 2003, 147,700 shares of the Company's common stock were traded. The closing price of the stock was $11.00.

The following table represents stock prices during the trading periods.

2003                            1st           2nd           3rd           4th
                                Qtr.          Qtr.          Qtr.          Qtr.
High                            $ 8.92        $10.25        $13.00        $11.25
Low                             $ 7.83        $ 8.75        $ 9.67        $ 9.50
Close                           $ 8.73        $10.00        $12.50        $11.00

2002                            1st           2nd           3rd           4th
                                Qtr.          Qtr.          Qtr.          Qtr.
High                            $ 7.58        $ 7.73        $ 8.04        $ 9.58
Low                             $ 5.68        $ 6.13        $ 7.23        $ 7.21
Close                           $ 6.48        $ 7.46        $ 7.50        $ 9.16

No cash dividends were paid in 2003 or 2002. A 20% stock dividend in the form of a 6-for-5 stock split, and a 10% stock dividend in the form of an 11-for-10 stock split were paid to shareholders in September 2003 and December 2002, respectively. Stock prices have been adjusted to reflect the stock dividends.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
908.497.2312 or 800.368.5948

Shareholder Information

For information, contact Randall C. Hall, Executive Vice President and Secretary, Weststar Financial Services Corporation, 79 Woodfin Place, Asheville, North Carolina, 28801 or rhall@bankofasheville.com.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 3:00 p.m., Tuesday, April 20, 2004, at the Renaissance Asheville Hotel, One Thomas Wolfe Plaza, Asheville, North Carolina.

Independent Auditors

Dixon Hughes PLLC, 6525 Morrison Boulevard, Suite 516, Charlotte, NC 28211-3563

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis is provided to assist in understanding and evaluating the Company's results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Weststar Financial Services Corporation (the "Company") is a holding company with two subsidiaries, The Bank of Asheville (the "Bank"), a state chartered commercial bank incorporated in North Carolina on October 29, 1997, and Weststar Financial Services Corporation I (the "Trust"), a Delaware statutory trust incorporated on October 8, 2003. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of the Bank were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Because Weststar Financial Services Corporation has no material operations and conducts no business on its own other than owning its subsidiaries, the Bank and the Trust, and because the Trust has no operations subsequent to its formation in 2003 other than the issuance of trust preferred securities, the discussion contained in Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Weststar Financial Services Corporation and the Bank are collectively referred to herein as the Company.

                               EXECUTIVE OVERVIEW

During 2003, the Company focused significant attention on improving asset quality, raising additional capital and further expansion within its markets. Management emphasized prudent underwriting standards, increased periodic reviews of loans of $100,000 or more, and expanded its loan quality monitoring systems. As a result of several years of anemic economic conditions, the Company incurred net charge-offs of $1,251,995 and $836,189 during 2003 and 2002, respectively. Non-performing assets totaled $3,412,741 and $1,871,940 at December 31, 2003 and 2002, respectively. Despite the increase in charge-offs and non-performing assets, loans delinquent less than 90 days improved significantly. A significant amount of loans on non-accrual were well secured and demonstrated improvement subsequent to year-end.

Additional regulatory capital in the amount of $4,000,000 was raised during the fourth quarter of 2003 through the use of trust preferred securities. This regulatory capital will be used to fund the Bank's asset growth and to provide needed capital for future branching. Shortly after raising the capital, the Bank opened its fourth banking location in Buncombe County. Additional banking locations are currently under analysis by management.

The Company increased its deposit market share in Buncombe County from 2.92% at June 30, 2002 to 3.93% at June 30, 2003, according to the latest Federal Deposit Insurance Corporation statistics. From December 31, 2002 to December 31, 2003 the Company's deposits grew to $93,401,538 - an increase of 5.6%, while loans grew to $74,753,066 - an increase of 10%. Management balanced loan growth though liquidity as reflected in the 47% increase in the Company's investment portfolio of $18,512,297.

The Company increased its average interest rate spread from 3.8% during 2002 to 4.1% in 2003 which, combined with net earning asset growth, resulted in a 4.4% increase in net interest income during 2003. As a result of charge-offs, loan growth and increased nonperforming loans, the Company added $1,405,800 to its loan loss reserve compared to $877,920 in 2002. Non-interest income and non-interest expenses remained relatively flat when compared to 2002. Net service charges earned on overdraft fees, the Company's single largest source of non-interest income, totaled $939,350 in 2003 compared to $1,034,563 in 2002. Overdraft fees are based on customer activity. Other service charge income demonstrated slight improvement over 2002. Non-interest expenses totaled $3,420,460 and $3,484,699 in 2003 and 2002, respectively. Management monitors expenses closely and reviews each expense relative to the benefit provided.

                              RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2003 compared to the year ended December 31, 2002.

                              2003 COMPARED TO 2002

Net income for 2003 totaled $515,461 compared to $691,353 in 2002 or $.43 per diluted share and $.59 per diluted share for 2003 and 2002, respectively. The return on average assets and equity, respectively, was .51% and 5.78% for 2003 compared to .78% and 8.28% in 2002. The decrease in net income was primarily attributable to increased provisions to the Bank's loan loss reserve.

Interest income, the primary source of revenue for the Company, was derived from interest-earning assets such as loans, investments and federal funds sold. The rate earned on interest-earning assets and dollar volume of the interest-earning assets drive interest income. Interest income totaled $5,351,372 for the year ended December 31, 2003 compared to $5,561,535 in 2002. Growth in the average balance of interest-earning assets increased from $81,832,128 to $93,902,836 or 15%; however, the decrease in earnings rates over 2003 resulted in lower interest income. Interest expense, derived from interest-bearing liabilities such as deposits and borrowed funds, totaled $1,397,761 in 2003 compared to $1,773,924 in 2002. The decrease in interest expense was primarily attributable to lower interest rates during 2003. The average balance of interest-bearing liabilities grew from $64,671,656 in 2002 to $75,376,066 in 2003 or 17%.

Loan growth and higher levels of charge-offs and nonperforming loans resulted in the Company's provision of $1,405,800 for loan losses in 2003 compared with $877,920 in 2002. Charge-offs, net of recoveries totaled $1,251,995 for 2003 compared with $836,189 for 2002. Nonperforming loans totaled $2,145,772 at the end of 2003 compared with $1,079,750 at the end of 2002.

Other income totaled $1,668,110 in 2003 compared to $1,677,246 in 2002. Service charge fees on deposit accounts and other fees and commissions earned account for the majority of non-interest income. During 2003, the Company earned $1,144,669 from service charges on deposit accounts compared to $1,214,454 in 2002, a decrease of 6%. The decrease resulted from less service charge income earned from overdraft charges, which produced income of $1,034,563 in 2002 compared to $939,350 in 2003. Other service fees and commissions, including fees from the origination of mortgage loans, totaled $446,234 in 2003 compared to $404,923 in 2002.

Mortgage loan fees accounted for $290,431 or 65% of other service fees and commissions during 2003 compared to $268,983 or 66% of other fees and commissions during 2002. Mortgage origination activity has a tendency to increase during periods of declining interest rates as was the case during 2002. During the latter part of 2003, mortgage loan income slowed down as rates began to rise.

During 2003, the Company sold an investment security, which resulted in a realized gain of $45,482 compared to $30,889 in 2002. The sale resulted from a need to improve liquidity during the period.

Other income, primarily the fees from the sales of checks and deposit slips and recoveries other than loans, provided additional income of $31,725 in 2003 compared to $26,980 in 2002.

Other expenses totaled $3,420,460 in 2003 compared to $3,484,699 in 2002. Expenses increased as a result of increased personnel expense, increased supplies expense to process the Bank's growth in loans and deposits, and expenses associated with opening a fourth full-service banking location during the forth quarter of 2003. Salaries and benefits accounted for $1,538,165 in 2003 or 45% of other expenses compared to $1,506,719 or 43% in 2002. Equipment expenses totaled $264,871 in 2003 compared to $247,477 in 2002. Other non-interest expenses of $1,617,424 in 2003 compared to $1,556,753 in 2002 included sundry items such as marketing, accounting, occupancy, insurance, and data processing. Additionally, the Company incurred an expense of $173,750 due to the settlement of a lawsuit during 2002. The Company evaluates the cost of each expense based upon the value generated.

                               NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits) represents the most significant portion of the Company's earnings. It is management's on-going policy to maximize net interest income, while maintaining an acceptable level of risk. Net interest income totaled $3,953,611 and $3,787,611 for 2003 and 2002, respectively, representing increases of 4.4% for 2003 over 2002. Interest rate spreads have been at least 3.8% over the last two years. The Company continues efforts to maximize this spread by management of both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income/expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last two years.

                  AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
                        For the Years Ended December 31,

                                                         2003                                             2002
                                                       Average                                          Average
                                         Average        Yield/         Income/            Average        Yield/         Income/
                                         Balance         Cost          Expense            Balance         Cost          Expense
ASSETS:
Loans (1)                             $ 68,943,841       6.9%       $  4,785,672       $ 66,303,175       7.7%       $  5,130,248
Taxable securities (2)                  14,292,579       2.9%            416,277          6,618,314       4.2%            278,097
Non-taxable securities (3)               1,617,975       5.1%             54,801            461,801       5.3%             16,109
Federal funds sold                       8,996,430       1.1%             94,067          7,779,200       1.6%            122,859
Interest-bearing deposits                   52,011       1.1%                555            669,638       2.1%             14,222
                                      ------------                  ------------       ------------                  ------------
  Total interest-earning assets         93,902,836       5.7%          5,351,372         81,832,128       6.8%          5,561,535
                                      ------------                  ------------       ------------                  ------------
All other assets                         6,862,514                                        6,278,582
                                      ------------                                     ------------
  Total assets                        $100,765,350                                     $ 88,110,710
                                      ============                                     ============

Liabilities and Shareholders'
Equity:
Interest-bearing deposits             $ 73,341,774       1.8%          1,332,474       $ 63,885,388       2.7%          1,753,262
Borrowings                               2,034,292       3.2%             65,287            786,268       2.6%             20,662
                                      ------------                  ------------       ------------                  ------------
  Total interest-bearing                75,376,066       1.9%          1,397,761         64,671,656       2.7%          1,773,924
liabilities
Other liabilities                       16,469,730                                       15,091,600
Shareholders' equity                     8,919,554                                        8,347,454
                                      ------------                                     ------------
Total liabilities and
shareholders' equity                  $100,765,350                                     $ 88,110,710
                                      ============                                     ============

Net yield on earning-assets and
net interest income (4)                                  4.2%       $  3,953,611                          4.6%       $  3,787,611
                                                                    ============                                     ============
Interest rate spread (5)                                 3.8%                                             4.1%

(1)   Nonaccrual loans have been included.

(2)   Includes investment in Federal Home Loan Bank.

(3) Yields on tax-exempt investments have been adjusted to tax equivalent basis using 34%.

(4) Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(5) The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

                        Interest and Rate/Volume Variance
                        For the Years Ended December 31,

                                                     2003 Compared to 2002                       2002 Compared to 2001
                                            Volume (1)      Rate (1)        Total        Volume (1)     Rate (1)        Total
Interest-bearing deposits in other banks   $    (9,854)   $    (3,813)   $   (13,667)   $    23,761   $   (15,304)   $     8,457
Investment securities                          312,736       (135,864)       176,872        117,573       (66,575)        50,998
Federal funds sold                              15,975        (44,767)       (28,792)        99,707      (128,307)       (28,600)
Loans                                          193,811       (538,387)      (344,576)       250,629      (855,157)      (604,528)
                                           -----------    -----------    -----------    -----------   -----------    -----------
Increase in interest income                $   512,668    $  (722,831)   $  (210,163)   $   491,670   $(1,065,343)   $  (573,673)
                                           ===========    ===========    ===========    ===========   ===========    ===========

Interest-bearing deposits                  $   215,662    $  (636,450)   $  (420,788)   $    33,952   $(1,019,499)   $  (985,547)
Borrowings                                      36,425          8,200         44,625         28,601       (11,807)        16,794
                                           -----------    -----------    -----------    -----------   -----------    -----------
Increase in interest expense               $   252,087    $  (628,250)   $  (376,163)   $    62,553   $(1,031,306)   $  (968,753)
                                           ===========    ===========    ===========    ===========   ===========    ===========

      (1) The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variance.

              LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2003, such unfunded commitments to extend credit were $19,203,809, while commitments in the form of letters of credit totaled $1,231,442.

Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2003, payments due under such operating lease arrangements were $63,933 in 2004 and $49,500 in 2005.

Liquidity requirements of the Company are met primarily through two categories of funds. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit. The Company considers these to be a stable portion of the Company's liability mix and results of on-going stable commercial and consumer banking relationships. At December 31, 2003 and 2002, core deposits totaled $88,435,187 or 95% and $80,442,807 or 91%, respectively, of the Company's total deposits.

The other principal methods of funding utilized by the Company are through large denomination certificates of deposit, federal funds purchased and other short-term and long-term borrowings. Upstream correspondent banks, including the Federal Home Loan Bank of Atlanta, have made available to the Company lines of credit of approximately $15 million. Funding can also be borrowed from the Federal Reserve Bank's discount window. Funds borrowed from the Federal Reserve Bank are based upon a percentage of the underlying collateral. The Company has incurred limited need to borrow from the Federal Reserve Bank; as a result no securities have been allocated to secure borrowings. The Company's policy is to emphasize core deposit growth rather than through purchased or brokered liabilities as the cost of these funds is greater.

In the normal course of business, there are various outstanding contractual obligations that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations. See Note 14 to the consolidated financial statements for more information on commitments and contingent liabilities.

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

The majority of the Company's deposits are rate-sensitive instruments with rates which tend to fluctuate with market rates. These deposits, coupled with the Company's short-term time deposits, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company's asset/liability position. The Company's policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company's deposit base is not generally subject to volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                    INTEREST RATE SENSITIVITY (GAP ANALYSIS)
                                DECEMBER 31, 2003

                                       1 - 90          91 - 180        181 - 365        Total            Non-
                                       Days            Days            Days             One Year         Sensitive      Total
Interest-earning assets:
Interest bearing deposits              $     39,617                                     $     39,617                    $     39,617
Federal funds sold                        8,294,000                                        8,294,000                       8,294,000
Investment securities                     1,491,424    $  3,491,424    $  2,983,472        7,966,320     $ 10,677,133     18,643,453
Federal Home Loan
  Bank stock                                                                                                  175,400        175,400
Loans (1)                                53,749,200       1,204,693       3,273,203       58,227,096       14,380,198     72,607,294
                                       ------------    ------------    ------------     ------------     ------------   ------------
  Total interest-earning assets          63,574,241       4,696,117       6,256,675       74,527,033       25,232,731     99,759,764

Interest-bearing liabilities:
Time deposits                             8,145,598       4,461,344       9,549,653       22,156,595        3,171,544     25,328,139
All other deposits                       50,365,970                                       50,365,970                      50,365,970
Borrowings                                                                                                  2,000,000      2,000,000
Other                                                                                                         127,614        127,614
Trust preferred securities                4,000,000                                        4,000,000                       4,000,000
                                       ------------    ------------    ------------     ------------     ------------   ------------
  Total interest-bearing liabilities     62,511,568       4,461,344       9,549,653       76,522,565        5,299,158     81,821,723

Interest sensitivity gap               $  1,062,673    $    234,773    $ (3,292,978)    $ (1,995,532)    $ 19,933,573
                                       ============    ============    ============     ============     ============
Cumulative interest
  sensitivity gap                      $  1,062,673    $  1,297,446    $ (1,995,532)
                                       ============    ============    ============
Interest-earning assets
  as a percent of interest
  sensitive liabilities                       101.7%          105.3%           65.5%            97.4%

(1)   Nonaccrual loans have been excluded.

The Company has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities.

The following table presents the maturity distribution of the Company's loans by type, including fixed rate loans.

   MATURITIES AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST RATES
                             AS OF DECEMBER 31, 2003

                                            Within        One to         Five
                                              One          Five        Years or
                                             Year          Years         More

Commercial, financial and agricultural   $15,397,553   $ 3,123,503   $    82,261
Real estate - mortgage                    34,137,757    18,004,102     2,245,389

Predetermined rate, maturity
  greater than one year                           --    21,127,605     2,327,650
Variable rate or maturing within
  one year                                49,535,310            --            --

The Company paid an average rate of 1.8% on interest-bearing deposits during 2003 compared to 2.7% during 2002. Significant growth in deposits came from interest-bearing accounts. Interest-bearing transaction and savings accounts grew by $13,465,104 during the period. Anticipating future interest rate increases, customers shifted funds from time deposits to interest-bearing and savings accounts. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company's management continuously monitors market pricing, competitor rates, and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing overall profit management. The daily average amounts of deposits of the Company are summarized below.

Average Deposits
For the Year Ended December 31, 2003

Non-interest bearing deposits                                        $15,904,282
Interest-bearing                                                      73,341,774
                                                                     -----------
Total                                                                $89,246,056
                                                                     ===========

The above table includes deposits of $100,000 and over which at December 31, 2003 totaled $4,966,351. The table below presents the maturities of deposits of $100,000 or more.

Maturities of Deposits of $100,000 or More
December 31, 2003

                                                                                    Greater
                                    Within          Within          Within          Than
                                    Three           Six             Twelve          One
                                    Months          Months          Months          Year
Time deposits of $100,000 or more   $2,018,220      $340,758        $2,091,617      $515,756

CAPITAL RESOURCES

As of December 31, 2003 and 2002, the Company's ratio of total capital to risk-adjusted assets was 17.82%, and 13.65%, respectively. Average capital to average assets totaled 8.85% and 9.47% at December 31, 2003 and 2002, respectively. The Company remains well capitalized and fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company's liquidity, capital resources or operations.

On October 8, 2003, the Company formed a special purpose entity organized as a business trust under the laws of the State of Delaware. This business trust, called Weststar Financial Services Corporation I, was formed in order to allow the Company to issue trust preferred securities. As part of the issuance of trust preferred securities, the Company entered into a trust agreement with Wells Fargo Bank, National Association ("Wells Fargo") as property trustee and an indenture with Wells Fargo as indenture trustee. The Company issued a junior subordinated debenture to the Trust under the indenture. A guarantee agreement was executed by the Company with Wells Fargo as guarantee trustee, for the benefit of the eventual holders of the trust preferred securities.

On October 10, 2003, 4,000 shares of the trust preferred securities having an aggregate value of $4,000,000 were issued. The trust preferred securities bear a rate of LIBOR plus 315 basis points and pay dividends quarterly. The rate is subject to quarterly resets. The Company's source of funds for the required interest payments is derived from dividends paid by the Bank. The trust preferred securities mature 30 years from the original date of issuance, and are callable in 5 years. At this time, there are no plans to call the securities.

The Company used funds from the trust preferred securities to inject approximately $3.8 million of capital into the Bank. Additional capital allows the Bank to support growth within its existing offices and through opening additional offices within its market. Shortly after the issuance of the securities, the Bank opened its fourth full-service banking office in Buncombe County.

LOANS

The Company makes loans within its market area, defined as Asheville and Buncombe County, North Carolina. It makes both commercial and consumer loans. Total loans outstanding at December 31, 2003 and 2002 were $74,753,066 and $67,977,979, respectively. The Company places emphasis on consumer loans and commercial loans to small businesses and professionals. The Company has a diversified loan portfolio with no concentration to any one borrower or industry. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

                                      LOANS
                                  December 31,

                                      2003                     2002                      2001
                                                      % of                      % of                       %of
                                                      Total                     Total                      Total
                                      Amount          Loans    Amount           Loans    Amount            Loans
LOANS
Real estate -
  Construction                        $  8,372,934     11%     $ 12,334,543      18%     $ 11,139,588       17%
  Mortgage                              46,014,314     61%       37,214,677      55%       35,189,010       54%
Commercial, financial and
  agricultural                          18,603,317     25%       16,367,306      24%       16,512,498       25%
Consumer                                 1,909,709      3%        2,188,840       3%        2,553,710        4%
                                      ------------    ---      ------------     ---      ------------      ---
Total loans                             74,900,274    100%       68,105,366     100%       65,394,806      100%
                                                      ===                       ===                        ===
Deferred originations fees, net           (147,208)                (127,387)                 (163,824)
                                      ------------             ------------              ------------
Total loans, net of deferred fees     $ 74,753,066             $ 67,977,979              $ 65,230,982
                                      ============             ============              ============

                                      2000                     1999
                                                      % of                      % of
                                                      Total                     Total
                                      Amount          Loans    Amount           Loans
LOANS
Real estate -
  Construction                        $  8,894,309     15%     $  7,152,238      21%
  Mortgage                              32,332,304     53%       16,963,594      49%
Commercial, financial and
  agricultural                          17,939,971     30%        9,926,255      29%
Consumer                                 1,338,067      2%          562,765       1%
                                      ------------    ---      ------------     ---
Total loans                             60,504,651    100%       34,604,852     100%
                                                      ===                       ===
Deferred originations fees, net           (212,020)                (144,128)
                                      ------------             ------------
Total loans, net of deferred fees     $ 60,292,631             $ 34,460,724
                                      ============             ============

                              NONPERFORMING ASSETS
                                  December 31,

                          2003         2002         2001         2000         1999
NONPERFORMING ASSETS
Nonaccrual loans          $2,145,772   $1,079,750   $1,050,813   $  522,137   $  247,559
Other real estate owned    1,145,186      724,986      733,941           --           --
Repossessions                121,783       67,204       18,598           --           --
                          ----------   ----------   ----------   ----------   ----------
Total                     $3,412,741   $1,871,940   $1,803,352   $  522,137   $  247,559
                          ==========   ==========   ==========   ==========   ==========

The increase in non-accrual loans was primarily attributable to a small number of larger balance loans, which experienced deterioration in performance.

Real estate loans comprised 72.6% of the portfolio in 2003 compared to 72.8% in 2002. Commercial loans comprised 24.8% of the portfolio in 2003 compared to 24.0% in 2002, while consumer loans comprised 2.6% in 2003 compared to 3.2% in 2002. Commercial loans of $18,603,317, consumer loans of $1,909,709 and real estate mortgage loans of $46,014,314 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business. Real estate construction loans of $8,372,934 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally are issued at then current market rates and have fixed expiration dates of 1 year or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit was $20,435,251 and $15,056,513 at December 31, 2003 and 2002, respectively.

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

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,838,798 and $2,160,936 at December 31, 2003 and 2002, respectively. The increase in impaired loans reflects a small number of larger balance loans which experienced deterioration in asset quality. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $182,013 and $115,865 at December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, the Company recognized interest income from impaired loans of $89,004 and $45,000, respectively.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at December 31, 2003 and 2002 was $1,174,003 and $1,020,198 or 1.57% and 1.50%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was 1.82% and 1.26% during 2003 and 2002, respectively. Primarily because of a recessionary economy, charge-offs in 2003, 2002, and 2001 exceeded that of prior historical experiences.

                    CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

                                               2003            2002            2001          2000          1999
Balance at beginning of year                   $ 1,020,198     $   978,467     $ 871,706     $ 528,808     $ 218,719
Loans charged-off:
  Commercial, financial and agricultural        (1,075,792)       (568,710)     (373,087)     (112,062)      (16,453)
  Real estate:
    Construction                                        --        (127,810)           --            --            --
    Mortgage                                      (157,142)        (33,574)      (90,275)           --            --
  Consumer                                        (124,680)       (159,471)      (27,238)       (2,114)       (2,114)
                                               -----------     -----------     ---------     ---------     ---------
Total charge-offs                               (1,357,614)       (889,565)     (490,600)     (112,062)      (18,567)
                                               -----------     -----------     ---------     ---------     ---------
Recoveries of loans previously charged -off:
  Commercial, financial and agricultural            71,942          19,753        45,270            --        11,971
  Real estate:
    Construction                                        --           1,531            --            --            --
    Mortgage                                            --          13,322            --            --            --
  Consumer                                          33,677          18,770         1,671            --            --
                                               -----------     -----------     ---------     ---------     ---------
Total recoveries                                   105,619          53,376        46,941            --        11,971
                                               -----------     -----------     ---------     ---------     ---------
Net charge-offs                                 (1,251,995)       (836,189)     (443,659)     (112,062)       (6,596)
                                               -----------     -----------     ---------     ---------     ---------
Provision for loan losses                        1,405,800         877,920       550,420       454,960       316,685
                                               -----------     -----------     ---------     ---------     ---------
Balance at end of year                         $ 1,174,003     $ 1,020,198     $ 978,467     $ 871,706     $ 528,808
                                               ===========     ===========     =========     =========     =========

Ratio of net charge-offs during the year to
  average loans outstanding during the year           1.82%           1.26%          .70%          .23%          .03%

Charge-offs and non-performing loans during 2003 exceeded that of prior years yet the loan loss reserve as a percentage of loans outstanding and as a percentage of loans outstanding has remained relatively level. Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss reserve allowance. Based upon our analysis, the management believes the allowance is adequate to support current loans outstanding. Management has further increased its underwriting analysis, training and loan monitoring.

The Company does not have any significant loan concentrations. During the period, loan terms remained relatively unchanged, and loan quality reflected slight deterioration throughout most of the year. During the latter part of the fourth quarter, the Company began experiencing improvements in overall loan quality. Growth in the allowance has been based upon our formula allowance. Due to the overall consistency of the loan portfolio, there has been no reallocation of the allowance among different parts of the portfolio.

During 2003, there were no changes in the estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers affect the assessment of the allowance.

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                       December 31,
                         2003                  2002                  2001                2000                1999
                                       % of                  %of                 %of                 %of                 %of
                                       Total                 Total               Total               Total               Total
                         Amount        Loans   Amount        Loans   Amount      Loans   Amount      Loans   Amount      Loans
Real estate              $  863,606     72%    $  690,842     73%    $645,743     71%    $553,337     68%    $367,917     70%
Commercial, financial
  and agricultural          267,584     25%       287,860     24%     280,653     25%     278,879     30%     150,445     29%
Consumer                     23,722      3%        19,184      3%      19,381      4%      15,822      2%       8,650      1%
Unallocated                  19,091     --         22,312     --       32,690     --       23,668     --        1,796     --
                         ----------    ---     ----------    ---     --------    ---     --------    ---     --------    ---
Total allowance          $1,174,003    100%    $1,020,198    100%    $978,467    100%    $871,706    100%    $528,808    100%
                         ==========    ===     ==========    ===     ========    ===     ========    ===     ========    ===

INVESTMENT SECURITIES

At December 31, 2003 and 2002, securities carried at market value totaled $18,512,297 and $12,557,103, respectively, with amortized costs of $18,643,453 and $12,507,535, respectively. All investment securities are available for sale. Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors.

MATURITIES AND YIELDS OF DEBT SECURITIES

December 31, 2003
Available for sale: (1)

                                                     Amortized
TYPE                                                 Cost              Yield (2)

U.S. Government agencies - within 1 year             $   500,624       4.4%
                                                     -----------

U.S. Government agencies - within 1 to 5 years         5,500,000       2.7%
Mortgage-backed securities - within 1 to 5 years       2,767,375       3.3%
N.C. Municipal bonds - within 1 to 5 years               257,162       5.3%
                                                     -----------       ---
  Total - within 1 to 5 years                          8,524,537       3.0%

Mortgage-backed securities - within 5 to 10 years      7,463,939       3.9%
N.C. Municipal bonds - within 5 to 10 years            1,451,675       5.0%
                                                     -----------       ---
  Total - within 5 to 10 years                         8,915,614       4.1%

Mortgage-backed securities - greater than 10 years       588,247       4.1%
N.C. Municipal bonds - greater than 10 years             114,413       4.7%
                                                     -----------       ---
  Total - greater than 10 years                          702,660       4.2%

    Total                                            $18,643,453       3.6%
                                                     ===========       ===

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

While the effect of inflation is normally not as significant as it is on those businesses that have large investments in plant and inventories, it does have an effect. There are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expense.

SELECTED FINANCIAL INFORMATION AND OTHER DATA

SELECTED AVERAGE BALANCES:

                                                     2003    Yield           2002     Yield
      Non-interest bearing demand deposits    $15,904,282             $14,601,488
      Interest-bearing demand deposits         39,442,377     1.3%     27,931,931      1.9%
      Savings deposits                          2,030,104      .4%      1,706,362       .8%
      Time deposits                            31,869,293     2.5%     34,247,095      3.5%
                                              -----------             -----------
      Total deposits                          $89,246,056             $78,486,876
                                              ===========             ===========

SELECTED PERFORMANCE RATIOS:

      Return on average assets                        .51%                    .78%
      Return on average equity                       5.78%                   8.28%
      Dividend payout ratio                             0%                      0%
      Equity to assets ratio                         8.85%                   9.47%

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to the meet the financing needs of its customers. See Note 14 to the consolidated financial statements for more information regarding these commitments and contingent liabilities.

ITEM 7: FINANCIAL STATEMENTS

             WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Independent Auditors' Report .........................................     21

Consolidated Balance Sheets as of December 31, 2003 and 2002 .........     22

Consolidated Statements of Operations and Comprehensive Income
    for the years ended December 31, 2003 and 2002 ...................     23

Consolidated Statements of Changes in Shareholders' Equity
    for the years ended December 31, 2003 and 2002 ...................     25

Consolidated Statements of Cash Flows
    for the years ended December 31, 2003 and 2002 ...................     26

Notes to Consolidated Financial Statements ...........................     27

                                     [LOGO]
                             DIXON HUGHES PLLC (TM)
                  Certified Public Accountants and Consultants

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Weststar Financial Services Corporation:

We have audited the accompanying consolidated balance sheets of Weststar Financial Services Corporation and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Weststar Financial Services Corporation and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Dixon Hughes PLLC

Charlotte, North Carolina
January 23, 2004

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
================================================================================

ASSETS                                                                   2003               2002
                                                                     -------------      ------------
Cash and cash equivalents:
   Cash and due from banks                                           $   3,657,060      $  3,796,804
   Interest-bearing deposits                                                39,617            40,018
   Federal funds sold                                                    8,294,000        10,279,000
                                                                     -------------      ------------
     Total cash and cash equivalents                                    11,990,677        14,115,822
                                                                     -------------      ------------
Investment securities - available for sale, at fair value
   (amortized cost of $18,643,453 and $12,507,535 at
   December 31, 2003 and 2002, respectively)                            18,512,297        12,557,103
Loans                                                                   74,753,066        67,977,979
Allowance for loan losses                                               (1,174,003)       (1,020,198)
                                                                     -------------      ------------
   Net loans                                                            73,579,063        66,957,781
Premises and equipment, net                                              2,333,869         2,004,769
Accrued interest receivable                                                457,814           487,949
Federal Home Loan Bank stock, at cost                                      175,400           229,800
Deferred income taxes                                                      220,460           189,486
Foreclosed properties                                                    1,266,969           792,190
Other assets                                                               525,739           355,214
                                                                     -------------      ------------
TOTAL                                                                $ 109,062,288      $ 97,690,114
                                                                     =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits:
     Demand                                                          $  17,707,429      $ 16,806,011
     NOW accounts                                                       22,923,031         9,064,594
     Money market accounts                                              25,469,714        25,949,134
     Savings                                                             1,973,225         1,887,138
     Time deposits of $100,000 or more                                   4,966,351         8,036,462
     Other time deposits                                                20,361,788        26,735,930
                                                                     -------------      ------------
        Total deposits                                                  93,401,538        88,479,269
Borrowings                                                               2,000,000                --
Accrued interest payable                                                   120,853           157,460
Other liabilities                                                          348,949           384,231
Trust preferred securities                                               4,000,000                --
                                                                     -------------      ------------
          Total liabilities                                             99,871,340        89,020,960
                                                                     -------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, authorized - 1,000,000 shares;
     no shares issued and outstanding                                           --                --
   Common stock, $1 par value, authorized - 9,000,000 shares;
     outstanding shares - 1,166,208 and 957,539 at
     December 31, 2003 and 2002, respectively                            1,166,208           957,539
   Additional paid-in capital                                            7,030,589         7,120,187
   Retained earnings                                                     1,074,747           561,003
   Accumulated other comprehensive income (loss)                           (80,596)           30,425
                                                                     -------------      ------------
          Total shareholders' equity                                     9,190,948         8,669,154
                                                                     -------------      ------------
TOTAL                                                                $ 109,062,288      $ 97,690,114
                                                                     =============      ============

See Notes to Consolidated Financial Statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2003 and 2002
================================================================================

                                                          2003           2002
                                                       ----------     ----------
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans                          $4,785,672     $5,130,248
   Federal funds sold                                      94,067        122,859
   Interest-bearing deposits                                  555         14,222
   Investments:
      Taxable interest income                             407,293        265,170
      Non-taxable interest income                          54,801         16,109
      Dividends                                             8,984         12,927
                                                       ----------     ----------
         Total interest and dividend income             5,351,372      5,561,535
                                                       ----------     ----------

INTEREST EXPENSE:
   Time deposits of $100,000 or more                      178,405        266,777
   Other time and interest bearing-deposits             1,154,069      1,486,485
   Federal funds purchased                                     10         14,888
   Borrowings                                              26,099          5,774
   Trust preferred securities                              39,178             --
                                                       ----------     ----------
         Total interest expense                         1,397,761      1,773,924
                                                       ----------     ----------

NET INTEREST INCOME                                     3,953,611      3,787,611

PROVISION FOR LOAN LOSSES                               1,405,800        877,920
                                                       ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                          2,547,811      2,909,691
                                                       ----------     ----------

OTHER INCOME:
   Service charges on deposit accounts                  1,144,669      1,214,454
   Other service fees and commissions                     446,234        404,923
   Securities gains                                        45,482         30,889
   Other                                                   31,725         26,980
                                                       ----------     ----------
      Total other income                                1,668,110      1,677,246
                                                       ----------     ----------

OTHER EXPENSES:
   Salaries and wages                                   1,344,343      1,290,450
   Employee benefits                                      193,822        216,269
   Occupancy expense, net                                 238,277        184,251
   Equipment rentals, depreciation and maintenance        264,871        247,477
   Supplies                                               225,770        207,230
   Professional fees                                      713,783        783,814
   Marketing                                              115,799        118,903
   Legal settlement                                            --        173,750
   Other                                                  323,795        262,555
                                                       ----------     ----------
      Total other expenses                              3,420,460      3,484,699
                                                       ----------     ----------

INCOME BEFORE INCOME TAX PROVISION                        795,461      1,102,238

INCOME TAX PROVISION                                      280,000        410,885
                                                       ----------     ----------

NET INCOME                                             $  515,461     $  691,353
                                                       ----------     ----------

See Notes to Consolidated Financial Statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
Years Ended December 31, 2003 and 2002
================================================================================

                                                           2003          2002
                                                        ---------     ---------

OTHER COMPREHENSIVE LOSS BEFORE TAX:
   Unrealized holding gains (losses) on securities
      available for sale                                $(135,242)    $  14,118
         Tax effect                                        52,161        (5,452)
                                                        ---------     ---------
   Unrealized holding gains (losses) on securities
      available for sale, net of tax                      (83,081)        8,666

   Reclassification adjustment for realized gains         (45,482)      (30,889)
      Tax effect                                           17,542        11,929
                                                        ---------     ---------
   Reclassification adjustment for realized gains,
      net of tax                                          (27,940)      (18,960)

OTHER COMPREHENSIVE LOSS, NET OF TAX                     (111,021)      (10,294)
                                                        ---------     ---------

COMPREHENSIVE INCOME                                    $ 404,440     $ 681,059
                                                        =========     =========

BASIC INCOME PER SHARE                                  $     .45     $     .60
                                                        =========     =========

DILUTED INCOME PER SHARE                                $     .43     $     .59
                                                        =========     =========

See Notes to Consolidated Financial Statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2003 and 2002
================================================================================

                                                                                                        Accumulated
                                                                                          Retained         Other
                                                    Common Stock          Additional      Earnings         Compre-         Total
                                             -------------------------      Paid-In     (Accumulated       hensive     Shareholders'
                                               Shares         Amount        Capital       Deficit)      Income (Loss)      Equity
                                             ---------      ----------    -----------   ------------    -------------  -------------
BALANCE, DECEMBER 31, 2001                     869,721      $  869,721    $ 7,114,771   $   (43,014)      $  40,719     $ 7,982,197
    Net unrealized losses
      securities available for sale                 --              --             --            --         (10,294)        (10,294)
    Issuance of common stock                       800             800          5,416            --              --           6,216
    Stock dividend                              87,018          87,018             --       (87,018)             --              --
    Cash paid in lieu of fractional shares          --              --             --          (318)             --            (318)
    Net income                                      --              --             --       691,353              --         691,353
                                             ---------      ----------    -----------   -----------       ---------     -----------

BALANCE, DECEMBER 31, 2002                     957,539         957,539      7,120,187       561,003          30,425       8,669,154
    Net unrealized losses
      securities available for sale                 --              --             --            --        (111,021)       (111,021)
    Issuance of common stock                    15,436          15,436        103,635            --              --         119,071
    Stock split                                193,233         193,233       (193,233)           --              --              --
    Cash paid in lieu of fractional shares          --              --             --        (1,717)             --          (1,717)
    Net income                                      --              --             --       515,461              --         515,461
                                             ---------      ----------    -----------   -----------       ---------     -----------

BALANCE, DECEMBER 31, 2003                   1,166,208      $1,166,208    $ 7,030,589   $ 1,074,747       $ (80,596)    $ 9,190,948
                                             =========      ==========    ===========   ===========       =========     ===========

See Notes to Consolidated Financial Statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002
================================================================================

                                                                  2003               2002
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $    515,461       $    691,353
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                 328,364            276,075
      Provision for loan loss                                    1,405,800            877,920
      Premium amortization and discount accretion, net              84,003              7,453
      Deferred income tax provision                                 38,730             63,502
      Loss on sales of foreclosed properties                        32,092             27,510
      Loss on sales of premises and equipment                           15              4,190
      Gains on sale of securities                                  (45,482)           (30,889)
      (Increase) decrease in accrued interest receivable            30,135            (17,357)
      Increase in other assets                                    (185,901)           (62,244)
      Decrease in accrued interest payable                         (36,607)           (39,760)
      Increase (decrease) in other liabilities                     (35,282)            43,834
      Provision for losses on foreclosed properties                 59,000              8,675
      Loss on uninsured deposits                                    67,811             67,000
                                                              ------------       ------------
         Net cash provided by operating activities               2,258,139          1,917,262
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                  (20,316,885)       (15,875,486)
   Maturities of securities available for sale                  12,103,695          8,725,000
   Net increase in loans                                        (8,643,965)        (3,926,334)
   Proceeds from the sales of foreclosed properties                269,109            275,987
   Proceeds from sales of securities                             2,038,750          1,309,715
   Net expenditures on foreclosed properties                      (218,097)                --
   Proceeds from sales of premises and equipment                     1,625                 --
   Additions to premises and equipment                            (659,104)           (89,843)
   Redemption of Federal Home Loan Bank stock                       54,400                 --
                                                              ------------       ------------
      Net cash used in investing activities                    (15,370,472)        (9,580,961)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts
      and savings accounts                                      14,366,522         13,573,087
   Net increase (decrease) in certificates of deposits          (9,444,253)         2,773,831
   Cash paid for fractional shares                                  (1,717)              (318)
   Issuance of common stock                                         66,636              6,216
   Proceeds from borrowings                                      2,000,000                 --
   Proceeds from issuance of trust preferred securities          4,000,000                 --
                                                              ------------       ------------
      Net cash provided by financing activities                 10,987,188         16,352,816
                                                              ------------       ------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                   (2,125,145)         8,689,117

CASH AND CASH EQUIVALENTS:
   Beginning of year                                            14,115,822          5,426,705
                                                              ------------       ------------

   End of year                                                $ 11,990,677       $ 14,115,822
                                                              ============       ============

SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                     $  1,434,368       $  1,813,684
                                                              ============       ============
   Cash paid for income taxes                                 $    210,608       $    343,148
                                                              ============       ============

NONCASH TRANSACTIONS:
   Loans transferred to foreclosed properties                 $    830,510       $    343,148
                                                              ============       ============
   Investments transferred to other assets                    $         --       $     83,000
                                                              ============       ============

See Notes to Consolidated Financial Statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Weststar Financial Services Corporation is a holding company with two subsidiaries, The Bank of Asheville (the "Bank") and Weststar Financial Services Corporation I (the "Trust"). The Bank is a state chartered commercial bank which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Weststar Financial Services Corporation formed the Trust during October 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.

      Basis of Presentation - The consolidated financial statements include the accounts of Weststar Financial Services Corporation and its wholly owned subsidiaries, The Bank of Asheville and Weststar Financial Services Corporation I (herein referred to collectively as the "Company"). All significant intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

      Investment Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary, result in writedowns of the individual securities to their fair value. The related writedowns are included in earnings as realized losses. Premiums and discounts are recognized in interest expense or interest income, respectively, using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. The Company has not classified any securities as trading or held-to-maturity securities.

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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Allowance for Loan Losses (Continued)

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

      Stock Compensation Plans - Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the below pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Stock Compensation Plans (Continued)

      At December 31, 2003, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

                                                                    2003        2002
                                                                  --------    --------
      Net income as reported                                      $515,461    $691,353
      Less: Total stock-based employee compensation expense
        determined under fair value method for all awards, net
        of related tax effects                                     159,001     241,749
                                                                  --------    --------
      Pro forma net income                                        $356,460    $449,604
                                                                  ========    ========

      Net income per share:
        As reported:
          Basic                                                   $    .45    $   0.60
                                                                  ========    ========
          Diluted                                                 $    .43    $   0.59
                                                                  ========    ========
        Pro forma:
          Basic                                                   $    .31    $   0.39
                                                                  ========    ========
          Diluted                                                 $    .29    $   0.38
                                                                  ========    ========

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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Interest Income and Expense (Continued)

      The accrual of interest on mortgage, commercial and consumer loans is discontinued at the time the loan is 90 days delinquent. Other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

      Net Income Per Share - During 2002, the Company effected an eleven-for-ten stock split in the form of a 10% stock dividend. During 2003, the Company declared a six-for-five stock split. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for the stock dividend and the stock split.

      Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. During 2003 and 2002, there were no shares excluded due to antidilution.

      Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                                            2003         2002
                                                                         ---------    ---------
      Weighted average number of common shares used in
        in computing basic net income per share                          1,153,912    1,148,680

      Effect of dilutive stock options                                      55,940       27,340
                                                                         ---------    ---------

      Weighted average number of common shares and dilutive potential
        common shares used in computing diluted net income per share     1,209,852    1,176,020
                                                                         =========    =========

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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      New Accounting Standards - In April 2003, the Financial Accounting Standard Board ("FASB") issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FIN 45 and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The Company adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. The Company does not expect the requirements of FIN 46 and FIN 46R to have a material impact on its consolidated financial statements.

      In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the partial consensus on Issue 03-1 during 2003 and has provided the new disclosures in Note 2. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

      Reclassifications - Certain amounts in the prior year's financial statements have been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income or shareholders' equity as previously recorded.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

2.    INVESTMENT SECURITIES

      The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2003 and 2002 are as follows:

      Available-for-sale securities consist of the following at December 31, 2003:

                                                              Gross       Gross
                                               Amortized    unrealized  unrealized       Fair
                                                  cost        gains       losses         value
                                              -----------   ----------  -----------   -----------
      Type and Maturity Group

      U.S. Government agencies due -
        Within 1 year                         $   500,627    $ 9,975    $      --     $   510,602
                                              -----------    -------    ---------     -----------

      U. S. Government agencies due -
        Within 1 to 5 years                     5,500,000      5,937      (33,750)      5,472,187
      Mortgage-backed securities due -
        Within 1 to 5 years                     2,767,375         --      (37,950)      2,729,425
      N.C. Municipal bonds due -
        Within 1 to 5 years                       257,177     12,600           --         269,777
                                              -----------    -------    ---------     -----------
            Total due with in 1 to 5 years      8,524,552     18,537      (71,700)      8,471,389
                                              -----------    -------    ---------     -----------

      Mortgage-backed securities due -
        Within 5 to 10 years                    7,463,939        586     (107,094)      7,357,431
      N.C. Municipal bonds due -
        Within 5 to 10 years                    1,451,675     22,460         (954)      1,473,181
                                              -----------    -------    ---------     -----------
            Total due within 5 to 10 years      8,915,614     23,046     (108,048)      8,830,612
                                              -----------    -------    ---------     -----------

      Mortgage-backed securities due -
        after 10 years                            588,247      3,025           --         591,272
      N.C. Municipal bonds                        114,413         --       (5,991)        108,422
                                              -----------    -------    ---------     -----------
            Total due within 5 to 10 years        702,660      3,025       (5,991)        699,694
                                              -----------    -------    ---------     -----------

                Total at December 31, 2003    $18,643,453    $54,583    $(185,739)    $18,512,297
                                              ===========    =======    =========     ===========

      Available-for-sale securities consist of the following at December 31, 2002:

                                                              Gross       Gross
                                               Amortized    unrealized  unrealized       Fair
                                                  cost        gains       losses         value
                                              -----------   ----------  -----------   -----------
      Type and Maturity Group

      U.S. Government agencies due -
        Within 1 to 5 years                   $10,002,843    $43,074    $      --     $10,045,917
      N.C. Municipal bond due -
        Within 1 to 5 years                       259,113     10,842           --         269,955
                                              -----------    -------    ---------     -----------
            Total due with in 1 to 5 years     10,261,956     53,916           --      10,315,872
                                              -----------    -------    ---------     -----------

      U.S. Government agencies due -
        Within 5 to 10 years                    1,521,499         --           --       1,521,499
      N.C. Municipal bonds due -
        Within 5 to 10 years                      724,080      4,924       (9,272)        719,732
                                              -----------    -------    ---------     -----------
            Total due within 5 to 10 years      2,245,579      4,924       (9,272)      2,241,231
                                              -----------    -------    ---------     -----------

                Total at December 31, 2002    $12,507,535    $58,840    $  (9,272)    $12,557,103
                                              ===========    =======    =========     ===========

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

2.    INVESTMENT SECURITIES (Continued)

      For the year ended December 31, 2003 and 2002, proceeds from the sales of investment securities available for sale totaled $2,038,750 and $1,309,715, respectively. Gross realized gains from the sales in 2003 and 2002 amounted to $45,482 and $30,889, respectively.

      Securities with carrying values of $1,425,000 and $1,325,000 at December 31, 2003 and 2002, respectively, were pledged to secure public monies on deposit as required by law.

      The following table shows investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003. These unrealized losses on investment securities are a result of volatility in the market during 2003 and relate to one U.S. Government Agency bond, two N.C. Municipal bonds, and twelve mortgage-backed securities. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

                                             Less Than 12 Months          12 Months or More                Total
                                         ---------------------------     --------------------    ---------------------------
                                            Fair          Unrealized      Fair     Unrealized       Fair          Unrealized
                                            value           losses        value      losses         value           losses
                                         -----------     -----------     -------   ----------    -----------     -----------
      Securities available for sale:
       U.S. government agencies          $ 1,466,250     $    33,750     $    --     $    --     $ 1,466,250     $    33,750
       N.C. municipal bonds                  482,238           6,945                                 482,238           6,945
       Mortgage-backed securities          9,043,474         145,044          --          --       9,043,474         145,044
                                         -----------     -----------     -------     -------     -----------     -----------

       Total temporarily impaired
           securities                    $10,991,962     $   185,739     $    --     $    --     $10,991,962     $   185,739
                                         ===========     ===========     =======     =======     ===========     ===========

3.    LOANS

      Loans at December 31, 2003 and 2002 classified by type are as follows:

                                                     2003             2002
                                                 ------------     ------------
      Real estate:
       Construction                              $  8,372,934     $ 12,334,543
       Mortgage                                    46,014,314       37,214,677
       Commercial, financial and agricultural      18,603,317       16,367,306
       Consumer                                     1,909,709        2,188,840
                                                 ------------     ------------
            Subtotal                               74,900,274       68,105,366
       Net deferred loan origination fees            (147,208)        (127,387)
                                                 ------------     ------------

      Total                                      $ 74,753,066     $ 67,977,979
                                                 ============     ============

      Nonperforming assets at December 31, 2003 and 2002:

                                                     2003             2002
                                                 ------------     ------------

      Nonaccrual loans                           $  2,145,772     $  1,079,750
      Other real estate owned                       1,145,186          724,986
      Repossessions                                   121,783           67,204
                                                 ------------     ------------

      Total                                      $  3,412,741     $  1,871,940
                                                 ============     ============

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

3.    LOANS (Continued)

      No loans have been restructured during 2003 or 2002. Loans totaling $1,838,798 and $2,160,936 were considered impaired as of December 31, 2003 and 2002, respectively. Impaired loans of $1,838,936 and $2,160,936 had related allowances for loan losses of $182,013 and $115,865 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003 and 2002 was $1,981,764 and $1,085,215, respectively. For the years ended December 31, 2003 and 2002, the Company recognized interest income from impaired loans of approximately $89,004 and $45,000, respectively.

      Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Company in the ordinary course of business. At December 31, 2002, directors' direct and indirect indebtedness to the Company aggregated $440,552. During 2003, $3,807,704 in new loans were made and repayments of $1,299,005 were collected, resulting in a balance of $2,949,251 at December 31, 2003. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

4.    ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for loan losses for the years ended December 31, 2003 and 2002 are as follows:

                                                            2003            2002
                                                        -----------     -----------
      Balance at beginning of year                      $ 1,020,198     $   978,467
      Provision for loan losses                           1,405,800         877,920
      Charge-offs                                        (1,357,614)       (889,565)
      Recoveries                                            105,619          53,376
                                                        -----------     -----------

      Balance at end of year                            $ 1,174,003     $ 1,020,198
                                                        ===========     ===========

5.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 2003 and 2002 are as follows:

                                                            2003            2002
                                                        -----------     -----------
      Land                                              $   113,900     $   113,900
      Land improvements                                     121,873         121,873
      Building and improvements                           1,530,875       1,510,334
      Furniture and equipment                             1,463,839         952,885
      Leasehold improvements                                459,238         377,061
      Construction in progress                               29,580          15,529
                                                        -----------     -----------
            Total                                         3,719,305       3,091,582
      Less accumulated depreciation and amortization     (1,385,436)     (1,086,813)
                                                        -----------     -----------

      Total                                             $ 2,333,869     $ 2,004,769
                                                        ===========     ===========

      Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $328,364 and $276,075, respectively

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

6.    DEPOSIT ACCOUNTS

      At December 31, 2003, the scheduled maturities of time deposits are as follows:

      2004                                                     $22,156,595
      2005                                                       2,655,758
      2006                                                         314,127
      2007                                                         201,659
                                                               -----------

      Total                                                    $25,328,139
                                                               ===========

7.    INCOME TAXES

      The significant components of the income tax provision for the years ended December 31, 2003 and 2002 follow:

                                                      2003          2002
                                                   ---------     ---------

      Current tax provision                        $ 241,270     $ 347,383
      Deferred tax provision                          38,730        63,502
                                                   ---------     ---------

      Net provision for income taxes               $ 280,000     $ 410,885
                                                   =========     =========

      The difference between the provision for income taxes and the amounts applied by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

                                                      2003          2002
                                                   ---------     ---------

      Benefit computed at statutory rate of 34%    $ 270,457     $ 374,761

      Effect of state income taxes                    36,193        50,152
      Other                                          (26,650)      (14,028)
                                                   ---------     ---------

                                                   $ 280,000     $ 410,885
                                                   =========     =========

      Significant components of deferred taxes at December 31, 2003 and 2002 are as follows:

                                                                     2003          2002
                                                                  ---------     ---------
      Deferred tax assets:
        Allowance for loans losses                                $ 195,412     $ 247,621
        Net unrealized losses on available for sale securities       50,561            --
        Loss on investment                                           33,854            --
        Premises and equipment                                           --         3,884
        Deferred compensation                                        49,195        35,087
                                                                  ---------     ---------

           Total deferred tax assets                                329,022       286,592
                                                                  ---------     ---------

      Deferred tax liabilities:
        Premises and equipment                                      (16,030)           --
        Net unrealized gains on available for sale securities            --       (19,143)
        Prepaid expenses                                            (39,140)      (24,571)
        Other                                                       (53,392)      (53,392)
                                                                  ---------     ---------

           Total deferred tax liabilities                          (108,562)      (97,106)
                                                                  ---------     ---------

      Net recorded deferred tax asset                             $ 220,460     $ 189,486
                                                                  =========     =========

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

8.    LEASES

      The Company leases certain banking facility premises and equipment under operating lease agreements. Future minimum rental payments are as follows:

                  2004                                                $ 63,933
                  2005                                                  49,500
                                                                      --------

                  Total                                               $113,433
                                                                      ========

      The land for a branch office is leased from a partnership that includes a director of the Company. The annual rental is $33,750. Rental expense charged to operations under all operating lease agreements was $51,251 and $43,724 for the years ended December 31, 2003 and 2002, respectively.

9.    TRUST PREFERRED SECURITIES

      The Company has cumulative Trust Preferred securities ("the Preferred Securities") outstanding through its wholly owned subsidiary, Weststar Financial Services Corporation I, a statutory trust (the "Trust"). The Trust issuer has invested the total proceeds from the sale of the Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company.

      On October 10, 2003, the Trust issued $4 million of trust preferred securities. The preferred securities issued by the Trust pay cumulative cash distributions quarterly at a rate equal to the three-month LIBOR plus 315 basis points. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are tax deductible for income tax purposes. The preferred securities are redeemable on October 7, 2008. Redemption is mandatory at October 7, 2033.

      The Company fully and unconditionally guarantees the preferred securities through the operation of the debentures and other related documents. The Company's obligation under the guarantee is unsecured and subordinate to senior and subordinated indentures of the Company. The preferred securities quality as Tier I capital for regulatory capital purposes.

      A description of the Trust Preferred securities outstanding is as follows:

                                                                                      Principal Amount
                                  Date of      Shares     Interest     Maturity   -----------------------
          Issuing Entity          Issuance     Issued       Rate         Date        2003         2002
      -----------------------    ----------    ------     --------    ----------  ----------   ----------
      Weststar Financial Ser-
         vices Corporation I     10/10/2003    4,000      Floating    10/07/2033  $4,000,000   $       --

10.   STOCK OPTIONS

      In 2001, the Company's shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan ("Nonstatutory Plan") and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan ("Incentive Plan"). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 91,471 and 92,491, respectively. Of the maximum number of shares available for grant, 68,821 were outstanding under the Nonstatutory Plan and 90,200 were outstanding under the Incentive Plan at December 31, 2003. Option prices for both plans are established at market value, which was $5.88, on the dates granted by the Board of Directors.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

10.   STOCK OPTIONS (Continued)

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

      Stock option information related to the plans for the years ended December 31, 2003 and 2002 follows:

                                                                   Exercise
                                                                     Price
                                                       Shares      Per Share
                                                      -------      ---------
      Nonstatutory Plan
      Outstanding, December 31, 2001                   91,471        $5.88
                                                      -------

      Outstanding December 31, 2002                    91,471         5.88
        Exercised                                     (22,650)        5.88
                                                      -------
      Outstanding, December 31, 2003                   68,821         5.88
                                                      =======

      Incentive Plan
      Outstanding, December 31, 2001                   92,186        $5.88
        Exercised                                      (1,056)        5.88
        Cancelled                                        (640)        5.88
                                                      -------

      Outstanding, December 31, 2002                   90,490         5.88
        Cancelled                                        (290)        5.88
                                                      -------
      Outstanding, December 31, 2003                   90,200         5.88
                                                      =======

                                                      At December 31, 2003
                                -----------------------------------------------------------------
                                        Outstanding Options                  Exercisable Options
                                ------------------------------------       ----------------------
                                              Remaining     Weighted                     Weighted
                                                Life        Average                      Average
      Exercise Price            Shares         (Years)       Price         Shares         Price
                                ------        ---------     --------       ------        --------
      Nonstatutory Plan
            $5.88               68,821           7.5         $5.88         68,821         $5.88

      Incentive Plan
            $5.88               90,200           7.5         $5.88         53,695         $5.88

11.   EMPLOYEE BENEFIT PLANS

      The Company sponsors a defined contribution 401(k) plan which allows those employees who have attained the age of 21 years and worked 1,000 hours to elect to contribute a portion of their salary to the plan in accordance with the provisions and limits set forth in the plan document. The plan was established in March 1999. The Company makes discretionary matching contributions in an amount determined each plan year to each participant who makes 401(k) savings contributions during the year. The Company may also make a discretionary profit-sharing contribution for a plan year to those participants employed during the year. The Company's contribution to the plan was $34,038 and $29,862 for the years ended December 31, 2003 and 2002, respectively.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

      During 2001, a key employee entered into a salary continuation agreement with the Company providing for periodic payments at the retirement or death of the employee. The present value of the estimated liability is being accrued over the vesting period defined in the agreement. The related expense was $36,600 for each of the years ended December 31, 2003 and 2002. The Company is the owner and beneficiary of a life insurance policy on this key employee which will be used to fund the Company's liability under the salary continuation agreement. The total net cash surrender value of this policy at December 31, 2003 was $101,531.

12.   BORROWINGS

      The Company has $5,000,000 available in overnight federal fund lines of credit and an approximately $10,000,000 open line of credit with the Federal Home Loan Bank (FHLB). There was one advance from the FHLB during 2003 in the amount of $2,000,000 at a fixed rate of 1.65%. The advance is due in full on June 27, 2005; interest is payable monthly. The Company intends to retain the remaining line of credit for cash needs in the future. There were no federal funds purchased at December 31, 2003. Pursuant to a collateral agreement with the FHLB, advances are collateralized by qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2003 was approximately $7,752,000. Federal funds purchased generally represent overnight borrowing by the Company for temporary funding requirements. The average daily balance outstanding and the average annual interest rate paid during the year were $493 and 1.94%, respectively. There were no federal funds outstanding at any month-end during the year.

13.   REGULATION AND REGULATORY RESTRICTIONS

      The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina State Banking Commission.

      The Company is not presently subject to any regulatory restrictions on dividends. The Company's ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2003, the Bank had undivided profits of $1,109,656. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2003, the ratio was 11.72% for the Bank, leaving all $1,109,656 of the Bank's undivided profits available for the payment of dividends.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2003, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2003 and 2002, that the Company meets all capital adequacy requirements to which it is subject. To be categorized as adequately capitalized under the regulatory framework for prompt corrective action, the Company must monitor the minimum capital ratios as set forth in the table below.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

13.   REGULATION AND REGULATORY RESTRICTIONS (Continued)

      The Company's actual capital amounts and ratios are also presented in the table (dollar amounts in thousands):

                                                                                     Minimum To Be Well
                                                                   Minimum           Capitalized Under
                                                                 For Capital         Prompt Corrective
                                          Actual                 Requirement         Action Provisions
                                    ------------------       ------------------      ------------------
                                     Amount      Ratio       Amount       Ratio      Amount      Ratio
                                    -------      -----       ------       -----      ------      -----
      As of December 31, 2003:
       Total Capital (to Risk
        Weighted Assets)
        Consolidated                $14,274      17.82%      $6,408       8.00%      $8,010      10.00%
        Bank                         13,855      17.32%       6,397       8.00%       7,997      10.00%
       Tier I Capital (to Risk
        Weighted Assets)
        Consolidated                 12,361      15.43%       3,204       4.00%       4,806       6.00%
        Bank                         12,853      16.07%       3,199       4.00%       4,798       6.00%
       Tier I Capital (to
        Average Assets)
        Consolidated                 12,361      11.48%       4,306       4.00%       5,382       5.00%
        Bank                         12,853      11.95%       4,301       4.00%       5,376       5.00%

      As of December 31, 2002:
       Total Capital (to Risk
        Weighted Assets)
        Consolidated                $ 9,510      13.65%      $5,572       8.00%      $6,965      10.00%
        Bank                          9,421      13.53%       5,571       8.00%       6,964      10.00%
       Tier I Capital (to Risk
        Weighted Assets)
        Consolidated                  8,638      12.40%       2,786       4.00%       4,179       6.00%
        Bank                          8,549      12.28%       2,786       4.00%       4,178       6.00%
       Tier I Capital (to
        Average Assets)
        Consolidated                  8,638       9.17%       3,767       4.00%       4,709       5.00%
        Bank                          8,549       9.07%       3,767       4.00%       4,708       5.00%

14.   COMMITMENTS AND CONTINGENCIES

      The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit at December 31, 2003 and 2002 was $20,435,251 and $15,056,513, respectively.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

14.   COMMITMENTS AND CONTINGENCIES (Continued)

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

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                          2003                           2002
                                                -----------------------       ------------------------
                                                Carrying      Estimated       Carrying      Estimated
                                                 amount      fair value        amount       fair value
                                                --------     ----------       --------      ----------
                                                                   (In thousands)
      Assets:
        Cash and cash equivalents               $11,991        $11,991        $14,116        $14,116
        Investment securities                    18,512         18,512         12,557         12,557
        Federal Home Loan Bank stock                175            175            230            230
        Loans                                    74,753         76,250         67,978         69,637
        Interest receivable                         458            458            488            488

      Liabilities:
        Demand deposits, NOW accounts,
          money market accounts, savings         68,073         68,073         53,707         53,707
        Time deposits                            25,328         25,389         34,772         34,895
        Borrowings                                2,000          2,000             --             --
        Interest payable                            121            121            157            157
        Trust preferred securities                4,000          4,000             --             --

      Off-balance-sheet - commitments to
        extend credit                                --         20,435             --         15,057

      Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company's consolidated financial instruments.

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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

      Borrowings and Trust Preferred Securities - The fair values are based on discounting expected cash flows at the interest rate for debt with same or similar remaining maturities and collateral requirements.

16.   PARENT COMPANY FINANCIAL DATA

      The following is a summary of the condensed financial statements of Weststar Financial Corporation as of and for the years ended December 31, 2003 and 2002:

                            Condensed Balance Sheets
                           December 31, 2003 and 2002

                                                                        2003          2002
                                                                    -----------    ----------
      Assets
         Cash and due from banks                                    $   264,360    $   81,233
         Investment in The Bank of Asheville, at equity              12,772,309     8,580,117
         Investment in Weststar Financial Services Corporation I        124,000            --
         Other assets                                                   194,971        12,587
                                                                    -----------    ----------

      Total assets                                                  $13,355,640    $8,673,937
                                                                    ===========    ==========

      Liabilities and Shareholders' Equity
         Liabilities:
           Junior subordinated debentures payable to
             Weststar Financial Services Corporation I              $ 4,124,000    $       --
           Other                                                         40,692         4,783
         Stockholders' equity                                         9,190,948     8,669,154
                                                                    -----------    ----------

      Total liabilities and shareholders' equity                    $13,355,640    $8,673,937
                                                                    ===========    ==========

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
================================================================================

16.   PARENT COMPANY FINANCIAL DATA (Continued)

                       Condensed Statements of Operations
                     Years Ended December 31, 2003 and 2002

                                                           2003         2002
                                                        ---------     --------
      Interest Income:
         Interest-bearing deposits                      $      --     $     --
                                                        ---------     --------
      Interest Expense:
         Junior subordinated debentures issued to
           Weststar Financial Services Corporation I       39,178           --
                                                        ---------     --------
      Non-interest Income:
         Equity in earnings of subsidiary bank            541,211      707,801
         Other                                             56,500       29,600
                                                        ---------     --------
           Total Non-interest Income                      597,711      737,401
      Non-interest Expenses:
         Other                                             56,337       46,048
                                                        ---------     --------
      Income before income tax benefit                    502,196      691,353

      Income tax benefit                                  (13,265)          --
                                                        ---------     --------

      Net income                                        $ 515,461     $691,353
                                                        =========     ========

                       Condensed Statements of Cash Flows
                     Years Ended December 31, 2003 and 2002

                                                                       2003           2002
                                                                   -----------     ---------
      Cash Flows from Operating Activities:
         Net income                                                $   515,461     $ 691,353
         Noncash items included in net income:
           Equity in undistributed earnings of The
              Bank of Asheville                                       (541,211)     (707,801)
           Income tax benefit                                          (13,265)           --
           Increase in other assets                                   (116,684)      (12,587)
           Increase (decrease) in other liabilities                     35,909          (217)
                                                                   -----------     ---------
              Net cash used in operating activities                   (119,790)      (29,252)
                                                                   -----------     ---------

      Cash Flows from Investing Activities:
         Upstream dividends received from The Bank of Asheville         37,998            --
         Investment in Weststar Financial Services
           Corporation I                                              (124,000)           --
           The Bank of Asheville                                    (3,800,000)           --
                                                                   -----------     ---------
              Net cash used in investing activities                 (3,886,002)           --
                                                                   -----------     ---------

      Cash Flows from Financing Activities:
         Junior subordinated debentures issued to
           Weststar Financial Services Corporation I                 4,124,000            --
         Cash paid for fractional shares                                (1,717)         (318)
         Exercise of stock options                                      66,636         6,216
                                                                   -----------     ---------
              Net cash provided by financing activities              4,188,919         5,898
                                                                   -----------     ---------

      Net increase (decrease) in cash                                  183,127       (23,354)
         Beginning                                                      81,233       104,587
                                                                   -----------     ---------

         Ending                                                    $   264,360     $  81,233
                                                                   ===========     =========

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See page 12 of Registrant's 2004 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 8a: CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2003. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

See pages 4 - 5 and 9 of Registrant's 2004 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

The Registrant has adopted a code of ethics that applies, among others to its principal executive offices and principal financial officer. The Registrant's code of ethics is available at www.bankofevansville.com.

ITEM 10: EXECUTIVE COMPENSATION

See pages 9 - 11 of Registrant's 2004 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In 2001, the Company's shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan ("Nonstatutory Plan") and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan ("Incentive Plan"). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 91,471 and 92,491, respectively. Of the maximum number of shares available for grant, 68,821 were outstanding under the Nonstatutory Plan and 90,200 were outstanding under the Incentive Plan at December 31, 2003. Option prices for both plans are established at market value, which was $5.88, on the dates options were granted by the Board of Directors. The following chart contains details of the grants:

            Plan Category      Number of securities         Weighted-average      Number of securities
                                  to be issued upon        exercise price of       remaining available
                                        exercise of     outstanding options,       for future issuance
                               outstanding options,      warrants and rights              under equity
                                                                                    compensation plans
                                                                                 (excluding securities
                                                                               reflected in column (a))
                                                (a)                      (b)                       (c)
      Equity compensation
        plans approved by     Nonstatutory - 68,821                    $5.88                      None
         security holders        Incentive - 90,200                    $5.88                     1,236

      Equity compensation
       plans not approved
      by security holders                      None                     None                      None

                    Total                   159,021                    $5.88                     1,236

See pages 3 - 4 of Registrant's 2004 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b), for additional information regarding Security Ownership of Certain Beneficial Owners and Management.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See pages 6 and 11-12 of Registrant's 2004 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1  Articles of Incorporation of the Registrant*

3.2  Bylaws of the Registrant*

10.1 Employment Agreement between the Bank and G. Gordon Greenwood dated February 9, 2000*

10.2 Employment Agreement between the Bank and Randall C. Hall, dated March 20, 1998*

10.3 401(k) Savings Plan of the Bank*

10.4 2001 Incentive Stock Option Plan**

10.5 2001 Nonstatutory Stock Option Plan**

10.6 Amended and Restated Declaration of Trust by and between Wells Fargo Bank, N.A., as Delaware Trustee and Institutional Trustee, Weststar Financial Services Corporation, as Sponsor, and certain Administrative Trustees, dated October 10, 2003***

10.7 Indenture between Weststar Financial Services Corporation and Wells Fargo Bank, N.A., as Indenture Trustee, dated October 10, 2003***

10.8 Guarantee Agreement by and between Weststar Financial Services
Corporation and Wells Fargo Bank, N.A., as Guarantee Trustee, dated October 10, 2003***

10.9 Floating Rate Junior Subordinated Debenture of Weststar Financial Services Corporation, dated October 10, 2003 (included as Exhibit A to Exhibit 10.7)***

21 Subsidiaries

31.1 Section 302 Certification of Principal Executive Officer

31.2 Section 302 Certification of Principal Accounting Officer

32.1 Section 906 Certification of Principal Executive Officer

32.2 Section 906 Certification of Principal Accounting Officer

99 2004 Proxy Statement****

*Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-30200 filed February 11, 2000 with the Securities and Exchange Commission.)

**Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 22, 2002.

***Incorporated by reference to the Registrant's Current report on Form 8-K, filed with the Securities and Exchange Commission on November 5, 2003.

****As filed with the SEC pursuant to Rule 14a-6(b).

(b) Reports on Form 8-K

During the quarter ended December 31, 2003, the Registrant filed two current Reports on Form 8-K. Both such reports were filed on November 5, 2003. One Form 8-K reported under Item 5, and the other reported under Items 5, 7, and 12.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

See pages 7 - 9 of Registrant's 2004 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WESTSTAR FINANCIAL SERVICES CORPORATION
                                                  (Registrant)


                                    By:    /s/ Randall C. Hall
                                           -------------------
                                           Randall C. Hall
                                           Executive Vice President
                                           Chief Financial Officer and Principal
                                           Accounting Officer

                                    Date:  February 17, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ W. Edward Anderson                   February 17, 2004
--------------------------
W. Edward Anderson
Director


/s/ M. David Cogburn, M.D.               February 17, 2004
--------------------------
M. David Cogburn, M.D.
Director


/s/ Steven D. Cogburn                    February 17, 2004
--------------------------
Steven D. Cogburn
Director


/s/ G. Gordon Greenwood                  February 17, 2004
--------------------------
G. Gordon Greenwood
President & Chief Executive Officer


/s/ Patricia P. Grimes                   February 17, 2004
--------------------------
Pat Grimes
Director


/s/ Darryl J. Hart                       February 17, 2004
--------------------------
Darryl J. Hart
Director


/s/ Carol L. King                        February 17, 2004
--------------------------
Carol L. King
Director


/s/ Stephen L. Pignatiello               February 17, 2004
--------------------------
Stephen L. Pignatiello
Director


/s/ Laura A. Webb                        February 17, 2004
--------------------------
Laura A. Webb
Director


/s/ David N. Wilcox                      February 17, 2004
--------------------------
David N. Wilcox
Director

                                  EXHIBIT INDEX

      Exhibit
      Number      Exhibit                                          Page Number
      ------      -------                                          -----------

        3.1       Articles of Incorporation                              *

        3.2       Bylaws                                                 *

       10.1       Employment Agreement of G. Gordon Greenwood            *

       10.2       Employment Agreement of Randall C. Hall                *

       10.3       401 (k) Savings Plan                                   *

       10.4       Incentive Stock Option Plan                            *

       10.5       Nonstatutory Stock Option Plan                         *

       10.6       Amended and Restated                                   *
                  Declaration of Trust by and
                  between Wells Fargo Bank,
                  N.A., as Delaware Trustee and
                  Institutional Trustee,
                  Weststar Financial Services
                  Corporation, as Sponsor, and
                  certain Administrative
                  Trustees, dated October 10,
                  2003***

       10.7       Indenture between Weststar                             *
                  Financial Services Corporation
                  and Wells Fargo Bank, N.A., as
                  Indenture Trustee, dated
                  October 10, 2003***

       10.8       Guarantee Agreement by and                             *
                  between Weststar Financial
                  Services Corporation and Wells
                  Fargo Bank, N.A., as Guarantee
                  Trustee, dated October 10,
                  2003***

       10.9       Floating Rate Junior                                   *
                  Subordinated Debenture of
                  Weststar Financial Services
                  Corporation, dated October 10,
                  2003 (included as Exhibit A to
                  Exhibit 10.7)***



       21          Subsidiaries                                  Filed herewith


       31.1       Section 302 Certification of                   Filed herewith
                  Principal Executive Officer

       31.2       Section 302 Certification of                   Filed herewith
                  Principal Accounting Officer

       32.1       Section 906 Certification of                   Filed herewith
                  Principal Executive Officer

       32.2       Section 906 Certification of                   Filed herewith
                  Principal Accounting Officer


       99         2004 Proxy Statement                                  **

*     Incorporated by reference.

**    As filed with the SEC pursuant to Rule 14a-6(b).