Form 10QSB
period 2004-03-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2004-05-05
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common stock, $1.00 par value - 1,166,208 shares outstanding as of May 4, 2004.

INDEX                                                                       Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           March 31, 2004 and December 31, 2003                             3

         Consolidated Statements of Operations
           Three Months Ended March 31, 2004 and 2003                       4

         Consolidated Statements of Comprehensive Income
           Three Months Ended March 31, 2004 and 2003                       5

         Consolidated Statement of Changes in Shareholders' Equity
           Three Months Ended March 31, 2004 and 2003                       6

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2004 and 2003                       7

         Notes to Consolidated Financial Statements                         8

Item 2 - Management's Discussion and Analysis
           Financial Condition and Results of Operations                    11

Item 3 - Controls and Procedures                                            19

Part II - OTHER INFORMATION

Exhibit Index                                                               20

Signatures                                                                  21

Part I. FINANCIAL INFORMATION

Item I. Financial Statements

Weststar Financial Services Corporation & Subsidiaries
Consolidated Balance Sheets                                                       (unaudited)
                                                                                    March 31,            December 31,
                                                                                      2004                   2003*
                                                                                  -------------          -------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                         $   3,072,201          $   3,657,060
  Interest-bearing deposits                                                             335,507                 39,617
  Federal funds sold                                                                 11,312,000              8,294,000
                                                                                  -------------          -------------
      Total cash and cash equivalents                                                14,719,708             11,990,677
Investment securities -
  Available for sale, at fair value (amortized cost of
  $18,484,648 and $18,643,453, respectively)                                         18,492,566             18,512,297
                                                                                  -------------          -------------
Loans                                                                                78,713,494             74,753,066
Allowance for loan losses                                                            (1,255,715)            (1,174,003)
                                                                                  -------------          -------------
Net loans                                                                            77,457,779             73,579,063
Premises and equipment, net                                                           2,288,828              2,333,869
Accrued interest receivable                                                             452,224                457,814
Federal Home Loan Bank stock, at cost                                                   272,000                175,400
Deferred income taxes                                                                   181,947                220,460
Foreclosed properties                                                                 1,338,086              1,266,969
Other assets                                                                            481,030                525,739
                                                                                  -------------          -------------
TOTAL                                                                             $ 115,684,168          $ 109,062,288
                                                                                  =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                          $  15,758,220          $  17,707,429
  NOW accounts                                                                       20,335,401             22,923,031
  Money market accounts                                                              25,549,957             25,469,714
  Savings                                                                             2,304,207              1,973,225
  Time deposits of $100,000 or more                                                   5,532,874              4,966,351
  Other time deposits                                                                28,296,784             20,361,788
                                                                                  -------------          -------------
        Total deposits                                                               97,777,443             93,401,538
Borrowings                                                                            2,000,000             2,000,0000
Accrued interest payable                                                                144,985               120,8533
Other liabilities                                                                     2,333,142                348,949
Trust preferred securities                                                            4,000,000              4,000,000
                                                                                  -------------          -------------
      Total liabilities                                                             106,255,570             99,871,340
                                                                                  -------------          -------------

SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                        --                     --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 1,166,208 and 1,166,208, respectively            1,166,208              1,166,208
Additional paid-in capital                                                            7,030,589              7,030,589
Retained earnings                                                                     1,226,936              1,074,747
Accumulated other comprehensive income (loss)                                             4,865                (80,596)
                                                                                  -------------          -------------
      Total shareholders' equity                                                      9,428,598              9,190,948
                                                                                  -------------          -------------
TOTAL                                                                             $ 115,684,168          $ 109,062,288
                                                                                  =============          =============

*Derived from audited financial statements.

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements of Operations (unaudited)                            Three Months
                                                                            Ended March 31,
                                                                        2004                 2003
                                                                     ----------           ----------
INTEREST INCOME:
Interest and fees on loans                                           $1,314,336           $1,179,724
Federal funds sold                                                        8,109               25,951
Interest-bearing deposits                                                   615                  122
Investments:
  Taxable interest income                                               128,972               86,097
  Nontaxable interest income                                             14,553                9,767
  Corporate dividends                                                     1,547                2,896
                                                                     ----------           ----------
       Total interest income                                          1,468,132            1,304,557
                                                                     ----------           ----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                                        26,852               57,601
Other time and savings deposits                                         246,842              319,871
Federal funds purchased                                                   1,358                   --
Other interest expense                                                   51,403                2,276
                                                                     ----------           ----------
     Total interest expense                                             326,455              379,748
                                                                     ----------           ----------
NET INTEREST INCOME                                                   1,141,677              924,809
PROVISION FOR LOAN LOSSES                                               322,800              355,000
                                                                     ----------           ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                        818,877              569,809
                                                                     ----------           ----------
OTHER INCOME:
Service charges on deposit accounts                                     300,659              244,590
Other service fees and commissions                                       83,345               89,384
Securities gains                                                         31,613                   --
Other                                                                    10,080                4,163
                                                                     ----------           ----------
       Total other income                                               425,697              338,137
                                                                     ----------           ----------
OTHER EXPENSES:
Salaries and wages                                                      405,738              335,098
Employee benefits                                                        78,254               56,939
Occupancy expense, net                                                   77,734               49,813
Equipment rentals, depreciation and
  maintenance                                                            80,130               57,916
Supplies                                                                 61,666               46,735
Professional fees                                                       187,710              165,493
Marketing                                                                35,448               15,601
Other                                                                    83,695               68,445
                                                                     ----------           ----------
       Total other expenses                                           1,010,375              796,040
                                                                     ----------           ----------
INCOME BEFORE INCOME TAXES                                              234,199              111,906
INCOME TAX PROVISION                                                     82,010               40,000
                                                                     ----------           ----------
NET INCOME                                                           $  152,189           $   71,906
                                                                     ==========           ==========

EARNINGS PER SHARE:
Basic                                                                $     0.13           $     0.06
                                                                     ==========           ==========
Diluted                                                              $     0.12           $     0.06
                                                                     ==========           ==========

See notes to consolidated financial statements

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements of Comprehensive Income                               (unaudited)
                                                                              Three Months
                                                                             Ended March 31,
                                                                         2004                2003
NET INCOME                                                            $ 152,189            $ 71,906
OTHER COMPREHENSIVE INCOME
  Unrealized holding gains on securities
    available for sale                                                  170,730              41,357
  Tax effect                                                            (65,849)            (15,972)
                                                                      ---------            --------
  Unrealized holding gains on securities
  available for sale, net of tax                                        104,881              25,385

  Reclassification adjustment for realized gains                        (31,613)                 --
     Tax effect                                                          12,193                  --
                                                                      ---------            --------
  Reclassification adjustment fro realized gains,
     Net of tax                                                         (19,420)                 --

OTHER COMPREHENSIVE INCOME, NET OF
TAX                                                                      85,461              25,385
                                                                      ---------            --------

COMPRHENSIVE INCOME                                                   $ 237,650            $ 97,291
                                                                      =========            ========

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2004 and 2003

                                                                                                   Accumulated
                                              Common Stock            Additional                      Other           Total
                                     ----------------------------       Paid-In       Retained    Comprehensive   Shareholders'
                                         Shares          Amount         Capital       Earnings     Income/(Loss)      Equity
Balance December 31, 2002                 957,539      $  957,539     $7,120,187     $  561,003      $  30,425      $8,669,154
  Net change in unrealized
     gain on securities held for sale                                                                   25,385          25,385
Stock dividend                            191,507         191,507       (191,507)
  Net income                                                                             71,906                         71,906
                                     -----------------------------------------------------------------------------------------
Balance March 31, 2003                  1,149,046      $1,149,046     $6,928,680     $  632,909      $  55,810      $8,766,445
                                     =========================================================================================

Balance December 31, 2003               1,166,208      $1,166,208     $7,030,589     $1,074,747       ($80,596)     $9,190,948
  Net change in unrealized
     gain on securities held for sale                                                                   85,461          85,461
  Net income                                                                            152,189                        152,189
                                     -----------------------------------------------------------------------------------------
Balance March 31, 2004                  1,166,208      $1,166,208     $7,030,589     $1,226,936      $   4,865      $9,428,598
                                     =========================================================================================

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,                                                     2004                 2003
                                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $    152,189         $     71,906
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation                                                                             97,229               66,547
  Provision for loan losses                                                               322,800              355,000
  Premium amortization and discount accretion, net                                         23,463                4,618
  Deferred income tax provision (benefit)                                                 (15,100)               1,101
  Loss on disposals of foreclosed properties                                               21,783               32,014
  Gain on sales of securities                                                             (31,613)                  --
  Decrease in accrued interest receivable                                                   6,002                9,875
 (Increase) decrease in other assets                                                       44,709              (82,765)
  Increase in accrued interest payable                                                     24,132                  185
  Increase (decrease) in other liabilities                                                 95,543              (41,944)
  Loss on uninsured deposits                                                                   --                5,205
                                                                                     ------------         ------------
    Net cash provided by operating activities                                             741,137              421,742
                                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale                                                     --           (4,508,950)
Maturities of securities available for sale                                             1,501,593            3,536,371
Net increase in loans                                                                  (4,301,516)            (100,863)
Proceeds from sales of foreclosed properties                                                7,100               66,849
Proceeds from sales of securities                                                         553,600                   --
Net expenditures on foreclosed properties                                                      --               93,859
FHLB stock purchase                                                                       (96,600)                  --
Additions to premises and equipment                                                       (52,188)            (136,928)
                                                                                     ------------         ------------
    Net cash used in investing activities                                              (2,388,011)          (1,049,662)
                                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, MMDA and savings accounts               (4,125,614)           2,476,281
Net increase (decrease) in time deposits                                                8,501,519             (360,761)
                                                                                     ------------         ------------
    Net cash provided by financing activities                                           4,375,905            2,115,520
                                                                                     ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,729,031            1,487,600
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       11,990,677           14,115,822
                                                                                     ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 14,719,708         $ 15,603,422
                                                                                     ============         ============

See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORTION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Weststar Financial Services Corporation (the "Company") is a bank holding company with two subsidiaries, The Bank of Asheville (the "Bank"), and Weststar Financial Services Corporation I (the "Trust"). The Bank is a state chartered commercial bank which was incorporated in North Carolina on October 29, 2997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding area. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Weststar Financial Services Corporation formed the Trust during October 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2004 and December 31, 2003, and the consolidated results of their operations and their cash flows for the three-month periods ended March 31, 2004 and 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

      The accounting policies followed are set forth in Note 1 to the 2003 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at March 31, 2004 and December 31, 2003 classified by type are as follows:

                                                      March 31,          December 31,
                                                        2004                 2003
      Real Estate:
        Construction                                $ 13,288,386         $  8,372,934
        Mortgage                                      45,424,517           46,014,314
      Commercial, financial and agricultural          18,280,416           18,603,317
      Consumer                                         1,868,902            1,909,709
                                                    ------------         ------------
      Subtotal                                        78,862,221           74,900,274
      Net deferred loan origination fees                (148,727)            (147,208)
                                                    ------------         ------------
      Total                                         $ 78,713,494         $ 74,753,066
                                                    ============         ============

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of commitments to extend credit were $20,364,794 and $20,435,251 at March 31, 2004 and December 31, 2003, respectively.

4. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 1,166,208 and 1,149,046 for the quarters ended March 31, 2004 and 2003, respectively. Diluted earnings per share have been computed using common stock and common stock equivalents of 1,226,848 and 1,193,365. Shares have been adjusted to reflect a 6-for-5 stock split paid in the form of a 20% stock dividend during September 2003.

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

      At March 31, 2004, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

      For the Periods Ended March 31,                        2004               2003
      Net income as reported                             $   152,189        $    71,906
      Less:  Total stock-based employee
      compensation expense determined
      under fair value method for all awards, net
      of related tax effects                                  25,358             59,520
                                                         -----------        -----------
      Pro forma net income                               $   126,831        $    12,386
                                                         ===========        ===========

      Net income per share:
        As reported:

          Basic                                          $      0.13        $      0.06
                                                         ===========        ===========
          Diluted                                        $      0.12        $      0.06
                                                         ===========        ===========

        Pro forma:

          Basic                                          $      0.11        $      0.01
                                                         ===========        ===========
          Diluted                                        $      0.10        $      0.01
                                                         ===========        ===========

6. Recent Accounting Pronouncements In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46 is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.

      Adoption of FIN 46R will result in deconsolidation of the Company's trust preferred subsidiary, Weststar Financial Services Corporation I. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trust will be included in long-term debt (instead of the trust preferred securities) and the Company's equity interest in the trust will be included in other assets. If this trust was deconsolidated as of March 31, 2004 and December 31, 2003, the effect on the Company's balance sheets for both dates would be an increase in other assets of $124,000 with a corresponding increase in long-term debt. The deconsolidation of the trust will not materially impact net income.

      The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company's consolidated capital ratios. However, the Company believes that its subsidiary bank would remain "well capitalized" under Federal Reserve Board guidelines and that the Company would still exceed the regulatory required minimums for capital adequacy purposes.

Item 2. Management's Discussion and Analysis
        Financial Condition and Results of Operations

Weststar Financial Services Corporation & Subsidiaries
Management's Discussion and Analysis

EXECUTIVE OVERVIEW

During 2004, the Company focused significant attention on improving asset quality, asset growth and expansion. Management emphasized prudent underwriting standards, increased periodic reviews of loans of $100,000 or more, and expanded it loan quality monitoring systems. During the period asset quality began to demonstrate signs of improvement. Non-performing assets decreased from $3,412,741 at December 31, 2003 to $2,320,214 at March 31, 2004. Net charge-offs for the period totaled $241,088 compared to $355,462 for the period ended Mach 31, 2003. Loans outstanding grew by 5% to $78,713,494 from December 31, 2002, which reflected improved economic conditions and increased market share.

Deposits increased 5% to $97,777,443. Deposit growth reflected continued market penetration and the addition of fourth banking location, which opened during the latter part of December, 2003. Interest rate sensitive customers shifted funds from lower interest paying NOW and money market demand accounts into longer time-sensitive deposit accounts, which have begun to pay higher rates.

During the period, construction began on a permanent location for the New Leicester Highway office. Management anticipates the facility to be open during the middle of July, 2004. Funds from the trust preferred securities are being used to fund this expansion.

The Company increased its net interest margin from 4.2% for the period ended March 31, 2003 to 4.3% for the period ended March 31, 2004, which, combined with net earning asset growth, resulted in a 23% increase in net interest income during the period. As a result of charge-offs and loan growth, the Company added $322,800 to the loan loss reserve compared to $355,000 during the comparable period in 2003. Non-interest income increased 26% to $425,697. The increase was primarily attributable to $50,880 increased fees from overdraft charges, which is based on activity volume, and $31,612 in gains from the sale of investment securities. Non-interest expenses increased 27% primarily as a result of growth in loans, deposits and the addition of a fourth banking location. Management monitors expenses closely and reviews each expense relative to the benefit provided.

Net income totaled $152,180 and $71,096 for the periods ended March 31, 2004 and 2003, respectively - an increase of 112%.

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2004 COMPARED TO DECEMBER 31, 2003

During the period from December 31, 2003 to March 31, 2004, total assets increased $6,621,880 or 6%. This increase, reflected primarily in the cash and cash equivalents and loans, was funded primarily by deposit growth.

Securities, federal funds sold and interest-bearing balances with other financial institutions at March 31, 2004 totaled $30,140,073 compared to $26,845,914 at December 31, 2003. During 1999, the Company gained access to the Federal Home Loan Bank system. This access grants the Company additional sources of funds for lending and liquidity. An initial equity investment of $58,100 was required to gain access to the Federal Home Loan Bank's resources. Investments in Federal Home Loan Bank stock to date total $272,000.

At March 31, 2004, the loan portfolio constituted 68% of the Company's total assets. Loans increased $3,960,428 from December 31, 2003 to March 31, 2004. Improved economic conditions resulted in the 5% increase in loan growth. Management places a strong emphasis on loan quality. At March 31, 2004, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,709,452, $2,118,882, and $1,838,798 at March 31, 2004 and 2003, and December 31, 2003,
respectively. The average recorded balance of impaired loans during 2004 and 2003 was not significantly different from the balance at March 31, 2004 and 2003 and December 31, 2002. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $166,732 and $495,438 and $182,013 at March 31, 2004 and 2003, and December 31, 2003 respectively. For the three-month periods ended March 31, 2004 and 2003, Weststar recognized interest income from impaired loans of approximately $12,484 and $29,527. See "Asset Quality" for discussion for an analysis of loan loss reserves.

Deposits increased $4,375,905 during the three months ended March 31, 2004. The 5% growth was found primarily in time-deposits. Growth stemmed from continued market penetration and competitive interest rate pricing. Transactions accounts such as demand deposits, NOW accounts, money market demand and savings accounts reflected a decrease of $4,125,614. The decrease was primarily attributable to fluctuations in commercial real estate escrow deposit accounts resulting from increases in mortgage loan rates, which bears a direct correlation to the balance in the accounts.

Borrowings consisted of only one advance from the FHLB, totaled $2,000,000 on March 31, 2004. The interest rate on this advance was 1.65% and matured on June 27, 2005. The advance was secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.

Other liabilities increased $1,984,193 over 2003. Of this amount, $1,888,238 was attributable to securities purchased but not yet settled.

During 2004, the Trust maintained trust preferred securities in the amount of $4,000,000 at a floating rate of LIBOR plus 315 basis points with dividends paid quarterly. The trust preferred securities, which mature on October 7, 2033, and are redeemable on or after October 7, 2008 at par value. Approximately $3.1 million was eligible for inclusion as Tier I capital. The Company plans to use the capital to support growth and branch expansion.

The Company's capital at March 31, 2004 to risk weighted assets totaled 17.08%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of March 31, 2004, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended March 31, 2004 totaled $1,141,677 compared to $924,809 in 2003. This increase was primarily attributable to growth in net earning assets. The Company's net interest margin was approximately 4.3% and 4.2% for the quarters ended March 31, 2004 and 2003, respectively.

Weststar recorded a provision for loan losses of $322,800 and $355,000 for the quarters ended March 31, 2004 and 2003, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." Despite improved performance in credits, the provision for credit losses remained relatively high due to charge-off experience during the past two years.

Other non-interest income for the March 31, 2004 and 2003 quarters totaled $425,697 and $338,137, respectively. The increase in service charge income primarily reflects an increase in overdraft charge income of $50,880. The increase in overdraft charges was based on activity during the period. Other service fees and commission remained relatively flat principally due to an increase in master card fees of $13,700 and insurance commissions of $2,333, which were offset by a decrease of $25,409 in mortgage loan income. Securities gains generated $31,613 in additional income in 2003. Other income increased $5,917 primarily due to rental income from repossessed assets.

Other non-interest expense totaled $1,010,375 compared to $796,040 in 2003. This increase was primarily attributable to overall company growth and additional overhead associated with the opening of a fourth banking location. Income before income tax provision totaled $234,199 and $111,906 for the quarters ended March 31, 2004 and 2003, respectively. Income tax provision totaled $82,010 and $40,000 for the quarters ended March 31, 2004 and 2003, respectively, which equated to an effective tax rate of 35.02% and 35.74%. Net income totaled $152,189 and $71,906 for the quarters ended March 31, 2004 and 2003, respectively.

Other comprehensive income totaled $85,461 and $25,385 in 2004 and 2003, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders, totaled $237,650 and $97,291 for the quarters ended March 31, 2004 and 2003, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2004, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                               TERMS TO REPRICING AT MARCH 31, 2004
                                    1-90 Days     91-180 Days     181-365 Days    Total One Year    Non-Sensitive         Total
                                   -----------------------------------------------------------------------------------------------
Interest-earning assets:
Interest bearing deposits          $   335,507             --               --      $    335,507               --     $    335,507
Federal funds sold                  11,312,000             --               --        11,312,000               --       11,312,000
Investment securities                3,501,594    $ 2,501,962     $  2,503,188         8,506,744      $ 9,977,904       18,484,648
Federal Home Loan Bank stock                --             --               --                --          272,000          272,000
Loans (1)                           57,397,123      3,116,463        2,627,040        63,140,626       14,591,761       77,732,387
Total interest-earning assets       72,546,224      5,618,425        5,130,228        83,294,877       24,841,665      108,136,542

Interest-bearing liabilities:
Time deposits                        6,274,518      8,741,423       16,453,434        31,469,375        2,360,283       33,829,658
All other deposits                  48,189,565             --               --        48,189,565               --       48,189,565
Borrowings                                  --             --               --                --        2,000,000        2,000,000
Trust preferred securities           4,000,000             --               --         4,000,000               --        4,000,000
Total interest-bearing
liabilities                         58,464,083      8,741,423       16,453,434        83,658,940        4,360,283       88,019,223

Interest sensitivity gap           $14,082,141   ($ 3,122,998)   ($ 11,323,206)    ($    364,063)     $20,481,382       20,117,319
Cumulative interest sensitivity
Gap                                $14,082,141    $10,959,143    ($    364,063)
Cumulative ratio of interest -
earning assets as a percent
of interest sensitive
liabilities                              124.1%          64.3%            31.2%             99.6%

(1)   Non-accrual loans have been excluded.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at March 31, 2004, 2003 and December 31, 2003 and 2002 was $1,255,715, $1,019,736, $1,174,003 and $1,020,198 or 1.60%, 1.51%,
1.57% and 1.50%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .31%, .53%, 1.82% and 1.26%, at March 31, 2004 and 2003, and December 2003 and 2002, respectively. Improved asset quality and fewer charge-offs resulted in a lower provision to the loan loss reserve during 2004 compared to the same period in 2003. Primarily because of a recessionary economy, charge-offs for the years ended 2003 and 2002 totaled $1,357,614 and $889,565.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended March 31, 2004 and 2003, and for the years ended December 31, 2003 and 2002.

Summary of Allowance for Loan Losses

                                                     For the three months                       For the years ended
                                                        ended March 31,                             December 31,
                                                    2004                 2003                2003                 2002
                                                    ----                 ----                ----                 ----
Balance, beginning of period                    $ 1,174,003          $ 1,020,198          $ 1,020,198          $   978,467
  Charge-offs:
  Commercial, financial and agricultural           (235,134)            (319,999)          (1,075,792)            (568,710)
  Real estate:
    Construction                                         --                   --                   --             (127,810)
    Mortgage                                             --              (11,000)            (157,142)             (33,574)
  Consumer                                          (18,994)             (33,364)            (124,680)            (159,471)
                                                -----------          -----------          -----------          -----------
Total charge-offs                                  (254,128)            (364,363)          (1,357,614)            (889,565)
Recoveries
  Commercial, financial and agricultural              2,948                2,407               71,942               19,753
  Real estate:
    Construction                                         --                   --                   --                1,531
    Mortgage                                             --                   --                   --               13,322
  Consumer                                           10,092                6,494               33,677               18,770
                                                -----------          -----------          -----------          -----------
Total recoveries                                     13,040                8,901              105,619               53,376
                                                -----------          -----------          -----------          -----------
Net (charge-offs) recoveries                       (241,088)            (355,462)          (1,251,995)            (836,189)
                                                -----------          -----------          -----------          -----------
Provision charged to operations                     322,800              355,000            1,405,800              877,920
                                                -----------          -----------          -----------          -----------
Balance, end of period                          $ 1,255,715          $ 1,019,736          $ 1,174,003          $ 1,020,198
                                                ===========          ===========          ===========          ===========

Percentage of net charge-offs to
  average loans                                         .31%                 .53%                1.82%                1.26%
Percentage of allowance to
  period-end loans                                     1.60%                1.51%                1.57%                1.50%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                     March 31, 2004              December 31, 2003
                                  Amount of    Percent of      Amount of     Percent of
                                  Allowance    Total Loans     Allowance     Total Loans
TYPE OF LOAN:
Real estate                      $  882,539         75%        $  863,606         72%
Commercial and industrial
  loans                             293,426         23%           267,584         25%
Consumer                             50,529          2%            23,722          3%
Unallocated                          29,221         --             19,091         --
                                 ----------        ---         ----------        ---
Total allowance                  $1,255,715        100%        $1,174,003        100%
                                 ==========        ===         ==========        ===

The Company does not have any significant loan concentrations. During the period, loan quality demonstrated improvement over March 31, 2003 and December 31, 2003.

During 2004, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

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

During October 2003, the Company raised $4,000,000 in trust preferred securities. The Company used funds from the trust preferred securities to inject approximately $3.8 million of capital into the Bank. Additional capital allows the bank to support growth within its existing offices and through opening additional offices within its market.

                               REGULATORY CAPITAL

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                                                   Prompt Corrective
                                                        Actual               For Capital           Action Provisions
                                                                          Adequacy Purposes
                                                  Amount      Ratio       Amount       Ratio      Amount       Ratio
                                                  ------      -----       ------       -----      ------       -----
                                                                        (Dollars in Thousands)
As of March 31, 2004
Total Capital (to Risk Weighted Assets)
  Consolidated                                   $14,487      17.08%      $6,785        8.00%      $8,482      10.00%
  Bank                                           $14,032      16.57%      $6,774        8.00%      $8,468      10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                   $12,565      14.81%      $3,393        4.00%      $5,089       6.00%
  Bank                                           $12,971      15.32%      $3,387        4.00%      $5,081       6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                   $12,565      11.74%      $4,282        4.00%      $5,353       5.00%
  Bank                                           $12,971      12.13%      $4,277        4.00%      $5,347       5.00%

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

As of March 31, 2004 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $14.7 million, which represents 12.7% of total assets and 15.1% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $14.6 million. At March 31, 2004, outstanding commitments to extend credit and available lines of credit were $20.4 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 34.6% of Weststar's total deposits at March 31, 2004. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 5.7% of the Company's total deposits at March 31, 2004. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.

                              INVESTMENT ACTIVITIES

At March 31, 2004, Weststar's investments consisted of U.S. Government agency securities, and North Carolina municipal bonds. The investments, with aggregate amortized cost of $18.5 million, are classified as available for sale and are presented in the consolidated financial statements at their market values of $18.5 million at March 31, 2004. These securities have tax equivalent yields of 3.4% and 4.7% respectively, with an aggregate remaining term of approximately
70.1 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $272,000 with a yield of 3.5% at March 31, 2004. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.

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

Item 3. Controls and Procedures

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC Filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the controls during the most recent quarter.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            31.1 - Certification of the Chief Executive Officer pursuant to
                   Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 - Certification of the Chief Financial Officer pursuant to
                   Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 - Certification by the Chief Executive Officer pursuant to
                   18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 - Certification by the Chief Financial Officer pursuant to
                   18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

            None.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTSTAR FINANCIAL SERVICES CORPORATION


Date: May 4, 2004               By: /s/ G. Gordon Greenwood
                                    --------------------------------------------

                                    G. Gordon Greenwood
                                    President and Chief Executive Officer


Date: May 4, 2004               By: /s/ Randall C. Hall
                                    --------------------------------------------

                                    Randall C. Hall
                                    Executive Vice President and Chief Financial and Principal Accounting Officer