Form 10QSB
period 2004-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2004-08-11
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to_______________________

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

                                  828.252.1735
              (Registrant's telephone number, including area code)
______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

Common stock, $1.00 par value - 1,166,208 shares outstanding as of August 10, 2004.

INDEX                                                              Page

Part I - FINANCIAL INFORMATION

Financial Statements:
      Consolidated Balance Sheets
        June 30, 2004 and December 31, 2003                        3

      Consolidated Statements of Operations
        Three and Six Months Ended June 30, 2004 and 2003          4

      Consolidated Statements of Comprehensive Income
        Three and Six Months Ended June 30, 2004 and 2003          5

      Consolidated Statement of Changes in Shareholders' Equity
        Six Months Ended June 30, 2004 and 2003                    6

      Consolidated Statements of Cash Flows
        Six Months Ended June 30, 2004 and 2003                    7

      Notes to Consolidated Financial Statements                   8

Item 2 -Management's Discussion and Analysis
         Financial Condition and Results of Operations             10

Item 3 - Controls and Procedures                                   19

Part II - OTHER INFORMATION

Exhibit Index                                                      20

Signatures                                                         21

PART I.     FINANCIAL INFORMATION

Item I. Financial Statements


Weststar Financial Services Corporation & Subsidiaries
Consolidated Balance Sheets                                              (unaudited)

                                                                           June 30,            December 31,
                                                                            2004                  2003*
                                                                        -------------        -------------
  ASSETS:
  Cash and cash equivalents:
    Cash and due from banks                                             $   5,125,884        $   3,657,060
    Interest-bearing deposits                                                 328,802               39,617
    Federal funds sold                                                     11,019,000            8,294,000
                                                                        -------------        -------------
        Total cash and cash equivalents                                    16,473,686           11,990,677
  Investment securities -
    Available for sale, at fair value (amortized cost of
    $23,568,562 and $18,643,453, respectively)                             23,124,924           18,512,297
                                                                        -------------        -------------
  Loans                                                                    76,954,439           74,753,066
  Allowance for loan losses                                                (1,424,804)          (1,174,003)
                                                                        -------------        -------------
  Net loans                                                                75,529,635           73,579,063
  Premises and equipment, net                                               2,546,236            2,333,869
  Accrued interest receivable                                                 449,784              457,814
  Federal Home Loan Bank stock, at cost                                       272,000              175,400
  Deferred income taxes                                                       441,222              220,460
  Foreclosed properties                                                     1,210,221            1,266,969
  Other assets                                                                403,113              525,739
                                                                        -------------        -------------
  TOTAL                                                                 $ 120,450,821        $ 109,062,288
                                                                        =============        =============

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
    Demand                                                              $  16,918,771        $  17,707,429
    NOW accounts                                                           22,901,423           22,923,031
    Money market accounts                                                  28,304,304           25,469,714
    Savings                                                                 2,147,336            1,973,225
    Time deposits of $100,000 or more                                       5,860,662            4,966,351
    Other time deposits                                                    27,086,815           20,361,788
                                                                        -------------        -------------
          Total deposits                                                  103,219,311           93,401,538
  Borrowings                                                                2,000,000           2,000,0000
  Accrued interest payable                                                    154,267             120,8533
  Other liabilities                                                         1,785,544              348,949
  Trust preferred securities                                                4,000,000            4,000,000
                                                                        -------------        -------------
        Total liabilities                                                 111,159,122           99,871,340
                                                                        -------------        -------------


  SHAREHOLDERS' EQUITY:
  Preferred stock; authorized $1,000,000; issued and
   outstanding -  none                                                             --                   --
  Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 1,166,208 and 1,166,208,
    respectively                                                            1,166,208            1,166,208
  Additional paid-in capital                                                7,030,589            7,030,589
  Retained earnings                                                         1,367,518            1,074,747
  Accumulated other comprehensive loss                                       (272,616)             (80,596)
                                                                        -------------        -------------
        Total shareholders' equity                                          9,291,699            9,190,948
                                                                        -------------        -------------
  TOTAL                                                                 $ 120,450,821        $ 109,062,288
                                                                        =============        =============


*Derived from audited consolidated financial statements.
 See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements Of Operations (unaudited)   Three Months                         Six Months
                                                    Ended June 30,                      Ended June 30,
                                                2004              2003              2004              2003
                                             -----------       -----------       -----------       -----------
INTEREST INCOME:
Interest and fees on loans                   $ 1,271,482       $ 1,208,369       $ 2,585,818       $ 2,388,093
Federal funds sold                                27,318            23,452            35,427            49,403
Interest-bearing deposits                          2,114               182             2,729               304
Investments:
  Taxable interest income                        124,543            84,416           253,515           170,513
  Nontaxable interest income                      13,054            14,329            27,607            24,096
  Corporate dividends                              1,554             2,550             3,101             5,446
                                             -----------       -----------       -----------       -----------
     Total interest income                     1,440,065         1,333,298         2,908,197         2,637,855
                                             -----------       -----------       -----------       -----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                 28,559            58,167            55,411           115,768
Other time and savings deposits                  280,334           323,935           527,176           643,806
Federal funds purchased                               --                --             1,358                --
Other interest expense                            51,566             2,637           102,969             4,913
                                             -----------       -----------       -----------       -----------
     Total interest expense                      360,459           384,739           686,914           764,487
                                             -----------       -----------       -----------       -----------
NET INTEREST INCOME                            1,079,606           948,559         2,221,283         1,873,368
PROVISION FOR LOAN LOSSES                        290,000           288,380           612,800           643,380
                                             -----------       -----------       -----------       -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                 789,606           660,179         1,608,483         1,229,988
                                             -----------       -----------       -----------       -----------
OTHER INCOME:
Service charges on deposit accounts              321,613           291,444           622,272           536,034
Other service fees and commissions                84,034           149,201           167,379           238,585
Securities gains                                      --            45,482            31,613            45,482
Other                                              8,563             6,392            18,643            10,555
                                             -----------       -----------       -----------       -----------
     Total other income                          414,210           492,519           839,907           830,656
                                             -----------       -----------       -----------       -----------
OTHER EXPENSES:
Salaries and wages                               350,784           331,921           756,522           667,019
Employee benefits                                 67,847            57,883           146,101           114,822
Occupancy expense, net                            79,995            52,178           157,729           101,991
Equipment rentals, depreciation and
  Maintenance                                     81,594            62,732           161,724           120,648
Supplies                                          62,980            58,581           124,646           105,316
Professional fees                                185,110           163,545           372,820           329,038
Marketing                                         51,503            40,307            86,951            55,908
Other                                             96,048           128,290           179,743           196,735
                                             -----------       -----------       -----------       -----------
     Total other expenses                        975,861           895,437         1,986,236         1,691,477
                                             -----------       -----------       -----------       -----------
INCOME BEFORE INCOME TAXES                       227,955           257,261           462,154           369,167
INCOME TAX PROVISION                              87,295           102,100           169,305           142,100
                                             -----------       -----------       -----------       -----------
NET INCOME                                   $   140,660       $   155,161       $   292,849       $   227,067
                                             ===========       ===========       ===========       ===========

EARNINGS PER SHARE:
Basic                                        $      0.12       $      0.14       $       .25       $       .20
                                             ===========       ===========       ===========       ===========
Diluted                                      $      0.11       $      0.13       $       .24       $       .19
                                             ===========       ===========       ===========       ===========


See notes to consolidated financial statements
                                                                             4

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements of Comprehensive income (Loss) (unaudited)
                                                             Three Months                      Six Months
                                                             Ended June 30,                   Ended June 30,
                                                        2004              2003            2004            2003
                                                    -----------       -----------     -----------     -----------

NET INCOME                                           $  140,660       $ 155,161        $  292,849      $ 227,067
OTHER COMPREHENSIVE INCOME
  Unrealized holding gains (losses) on securities
    available for sale                                 (451,555)         70,389          (280,878)       111,746
  Tax effect                                            174,074         (27,184)          108,278        (43,156)
                                                     ----------       ---------        ----------      ---------

  Unrealized holding gains (losses) on securities
    available for sale, net of tax                     (277,481)         43,205          (172,600)        68,590
  Reclassification adjustment for realized gains             --         (45,482)          (31,613)       (45,482)
    Tax effect                                               --          17,565            12,193         17,565
                                                     ----------       ---------        ----------      ---------
Reclassification adjustment for realized gains,
     net of tax                                              --         (27,917)          (19,420)       (27,917)
OTHER COMPREHENSIVE INCOME (LOSS),
   NET  OF TAX                                         (277,481)         15,288          (192,020)        40,673
                                                     ----------       ---------        ----------      ---------
COMPRHENSIVE INCOME (LOSS)                           $ (136,821)      $ 170,449        $  100,829      $ 267,740
                                                     ==========       =========        ==========      =========

See notes to consolidated financial statements.
                                                                             5

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2004 and 2003


                                                                                               Accumulated
                                                                  Additional                      Other         Total
                                           Common Stock            Paid-in        Retained    Comprehensive  Shareholders'
                                        Shares       Amount        Capital        Earnings     Income/(Loss)    Equity
                                       ----------------------------------------------------------------------------------
Balance December 31, 2002                957,539   $   957,539   $ 7,120,187    $   561,003    $    30,425    $ 8,669,154
  Net change in unrealized
     gain on securities held for sale                                                               40,673         40,673
Stock dividend                           191,507       191,507      (191,507)
  Net income                                                                        227,067                       227,067
                                       ----------------------------------------------------------------------------------
Balance June 30, 2003                  1,149,046   $ 1,149,046   $ 6,928,680    $   788,070    $    71,098    $ 8,946,894
                                       ==================================================================================


Balance December 31, 2003              1,166,208   $ 1,166,208   $ 7,030,589    $ 1,074,747      ($ 80,596)   $ 9,190,948
  Net change in unrealized
     loss on securities held for sale                                                             (192,020)      (192,020)
  Cash in lieu of fractional shares                                                     (78)                          (78)
  Net income                                                                        292,849                       292,849
                                       -----------------------------------------------------------------------------------
Balance June 30, 2004                  1,166,208   $ 1,166,208   $ 7,030,589    $ 1,367,518    $  (272,616)   $ 9,291,699
                                       ===================================================================================


See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements Of Cash Flows
For the Six Months Ended June 30,                                                              2004           2003
                                                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $    292,849   $    227,067
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                 194,706        139,807
  Provision for loan losses                                                                    612,800        643,380
  Premium amortization and discount accretion, net                                              59,019         15,290
  Deferred income tax benefit                                                                 (100,300)       (16,599)
  Loss on disposals of foreclosed properties                                                    51,405         31,689
  Loss on sale of premises and equipment                                                           166             --
  Gain on sales of securities                                                                  (31,613)       (45,482)
  Decrease in accrued interest receivable                                                        8,030         31,404
 (Increase) decrease in other assets                                                           122,626        (60,093)
  Increase (decrease) in accrued interest payable                                               33,414         (4,278)
  Increase (decrease) in other liabilities                                                      86,595         (1,466)
  Provision for losses on foreclosed property                                                   14,160         59,000
  Loss on uninsured deposits                                                                        --         10,410
                                                                                          ------------   ------------
    Net cash provided by operating activities                                                1,343,857      1,030,129
                                                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale                                                  (6,523,895)   (11,647,929)
Maturities of securities available for sale                                                  2,367,780      5,722,017
Net increase in loans                                                                       (2,803,040)    (2,898,926)
Proceeds from sales of foreclosed properties                                                   230,851        158,574
Proceeds from sales of securities                                                              553,600      2,038,750
Net expenditures on foreclosed properties                                                           --         90,059
Proceeds from sales of premises and equipment                                                      100             --
FHLB stock purchase                                                                            (96,600)            --
Redemption of Federal Home Loan Bank stock                                                          --         54,400
Additions to premises and equipment                                                           (407,339)      (300,165)
                                                                                          ------------   ------------
    Net cash used in investing activities                                                   (6,678,543)    (6,783,220)
                                                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, MMDA and savings accounts                     2,198,435      5,353,185
Net increase (decrease) in time deposits                                                     7,619,338       (263,504)
Cash paid for fractional shares                                                                    (78)            --
Proceeds from issuance of trust preferred securities                                                --      2,000,000
                                                                                          ------------   ------------
    Net cash provided by financing activities                                                9,817,695      7,089,681
                                                                                          ------------   ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    4,483,009      1,336,590

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            11,990,677     14,115,822
                                                                                          ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 16,473,686   $ 15,452,412
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

     In the opinion of management, the accompanying financial consolidated statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2004 and December 31, 2003, and the consolidated results of their operations for the three-month and six-month periods ended June 30, 2004 and 2003 and their cash flows for the six- month periods ended June 30, 2004 and 2003. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results expected for the period ending December 31, 2004.

     The accounting policies followed are set forth in Note 1 to the 2003 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at June 30, 2004 and December 31, 2003 classified by type are as follows:

                                             June 30,        December 31,
                                               2004             2003
                                           ------------    ------------
 Real Estate:
   Construction                            $ 10,317,320    $  8,372,934
   Mortgage                                  46,134,606      46,014,314
 Commercial, financial and agricultural      18,885,445      18,603,317
 Consumer                                     1,771,839       1,909,709
                                           ------------    ------------
 Subtotal                                    77,109,210      74,900,274
 Net deferred loan origination fees            (154,771)       (147,208)
                                           ------------    ------------
 Total                                     $ 76,954,439    $ 74,753,066
                                           ============    ============

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of commitments to extend credit were $18,545,818 and $20,435,251 at June 30, 2004 and December 31, 2003, respectively.

4. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 1,166,208 and 1,149,047 for the quarters ended June 30, 2004 and 2003, respectively and 1,166,208 and 1,149,047 for the six-month periods ended June 30, 2004 and 2003, respectively. Diluted earnings per share have been computed using common stock and common stock equivalents of 1,226,138 and 1,205,326 for the quarters ended June 30, 2004 and 2003, respectively, and 1,226,465 and 1,198,201 for the six-month periods ended June 30, 2004 and 2003, respectively. Shares have been adjusted to reflect a 6-for5 stock split paid in the form of a 20% stock dividend paid during September 2003.

5. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock- Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the below pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

     At June 30, 2004, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:




                                         Three Months Ended            Six Months Ended
                                         6/30/2004   6/30/2004         6/30/2004  6/30/2004
                                         ---------   ---------         ---------  ---------
  Net income as reported                 $ 140,660   $ 155,161         $ 292,849  $ 227,067
  Less: Total stock based employee
  compensation expense determined
  under fair value method for all
  awards, net of related tax effects        25,414      52,173            50,773    107,397
                                         ---------   ---------         ---------  ---------
  Pro forma net income                   $ 115,246   $ 102,988         $ 242,076  $ 119,670
  Net income per share:                  =========   =========         =========  =========
  As reported:

  Basic                                  $    0.12   $    0.14         $    0.25  $    0.20
  Diluted                                $    0.11   $    0.13         $    0.24  $    0.19

  Pro forma:

  Basic                                  $    0.10   $    0.09         $    0.21  $    0.10
  Diluted                                $    0.09   $    0.08         $    0.20  $    0.10


Item 2. Management's Discussion and Analysis
        Financial Condition and Results of Operations

Weststar Financial Services Corporation & Subsidiaries
Management's Discussion And Analysis

EXECUTIVE OVERVIEW

During 2004, the Company focused significant attention on improving asset quality, asset growth and expansion. Management emphasized prudent underwriting standards, increased periodic reviews of loans of $100,000 or more, and expanded its loan quality monitoring systems. During the period asset quality continued to demonstrate signs of improvement. Non-performing assets decreased from $3,412,741 at December 31, 2003 to $2,070,024 at June 30, 2004. Net charge-offs for the six month period totaled $361,999 compared to $604,687 for the period ended June 30, 2003. Loans outstanding grew by 3% to $76,954,439 from December 31, 2003, which reflected improved economic conditions and increased market share.

Deposits increased 11% to $103,219,311 during the six month period ended June 30, 2004. Deposit growth reflected continued market penetration and the addition of a fourth banking location, which opened during the latter part of October, 2003. Interest rate sensitive customers shifted funds from lower interest paying NOW and money market demand accounts into longer time-sensitive deposit accounts, which have begun to pay higher rates.

During the period, construction continued on a permanent location for the New Leicester Highway office. Management anticipates the facility to open during August, 2004. Funds from the issue of trust preferred securities are being used to fund this expansion.

Net income for the quarters ended June 30, 2004 and 2003 totaled $140,660 and $155,161, respectively. The decrease in net income was primarily attributable to lower fees from the origination of mortgage loans as a result of higher mortgage loan rates, $45,428 in gains from the sale of investment securities during the second quarter of 2003 compared to none during the same quarter of 2004, and increased operating expenses associated with operating a fourth banking location, which opened during October 2003 as well as increased expenses associated with the supporting loan and deposit growth. Management monitors expenses closely and reviews each expense relative to the benefit provided.

Net income for the six-month periods ended June 30, 2004 and 2003 totaled $292,849 and $227,067, respectively. The increase in net income was primarily attributable to increase net interest income, which was attributable to growth in net earning assets. Other income remained relatively flat, while other expenses increased 17%. The increase in expense is primarily attributable to costs associated with supporting loan and deposit growth as well as increased expenses opening a fourth banking location.

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2004 COMPARED TO DECEMBER 31, 2003

During the period from December 31, 2003 to June 30, 2004, assets increased $11,388,533 or 10%. This increase, reflected primarily in the federal funds sold, investment securities and loans, was funded primarily by deposit growth.

Securities, federal funds sold and interest-bearing balances with other financial institutions at June 30, 2004 totaled $34,472,726 compared to $26,845,914 at December 31, 2003. Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system. This access grants the Company sources of funds for lending and liquidity. Investments in Federal Home Loan Bank stock to date total $272,000.

At June 30, 2004, the loan portfolio constituted 64% of the Company's total assets. Loans increased $2,201,373 from December 31, 2003 to June 30, 2004. Improved economic conditions resulted in the 3% increase in loan growth. Management places a strong emphasis on loan quality. At June 30, 2004, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,466,890, $1,825,868, and $1,838,798 at June 30, 2004 and 2003, and December 31, 2003,
respectively. The average recorded balance of impaired loans during 2004 and 2003 was not significantly different from the balance at June 30, 2004 and 2003 and December 31, 2003. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $175,513 and $396,418 and $182,013 at June 30, 2004 and 2003, and December 31, 2003 respectively. For the six-month periods ended June 30, 2004 and 2003, Weststar recognized interest income from impaired loans of approximately $25,219 and $37,334. See "Asset Quality" for discussion for an analysis of loan loss reserves.

Deposits increased $9,817,773 during the six months ended June 30, 2004. The 11% growth was found primarily in money market and time deposit accounts. Growth stemmed from continued market penetration and competitive interest rate pricing. Transactions accounts such as demand deposits, NOW accounts, money market demand and savings accounts reflected an increase of $2,198,435, while time deposit accounts reflected an increase of $7,619,338.

Borrowings consisted of only one advance from the FHLB totaling $2,000,000 on June 30, 2004. The interest rate on this advance is 1.65% with a maturity date of June 27, 2005. The advance is secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.

Other liabilities increased $1,436,595 over 2003. Of this amount, $1,350,000 was attributable to investment securities purchased, but not yet settled.

During 2004, the Trust maintained trust preferred securities in the amount of $4,000,000 at a floating rate of LIBOR plus 315 basis points with dividends paid quarterly. The trust preferred securities, which mature on October 7, 2033, and are redeemable on or after October 7, 2008 at par value. Approximately $3 million was eligible for inclusion as Tier I capital. The Company plans to use the capital to support growth and branch expansion.

The Company's capital at June 30, 2004 to risk weighted assets totaled 17.26%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of June 30, 2004, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2004 AND 2003

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2004 totaled $1,079,606 compared to $948,559 in 2003. This increase was primarily attributable to growth in net earning assets. The Company's net interest margin was approximately 3.7% and 4.0% for the quarters ended June 30, 2004 and 2003, respectively.

Weststar recorded a provision for loan losses of $290,000 and $288,380 for the quarters ended June 30, 2004 and 2003, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." Despite improved performance in credits, the provision for credit losses remained relatively high due to charge-off experience during the past two years.

Other income for the June 30, 2004 and 2003 quarters totaled $414,210 and $492,519, respectively. The decrease in other income primarily reflects a decrease of mortgage loan origination fee income of $64,102, partially offset with a $30,169 increase in deposit service fees. Another factor in the decrease was $45,482 in gains from the sale of investment securities during the second quarter of 2003 and none during the comparable quarter of 2004.

Other expense totaled $975,861 compared to $895,437 in 2003. This increase was primarily attributable to overall company growth and additional overhead associated with the opening of a fourth banking location. Income before income tax provision totaled $227,955 and $257,261 for the quarters ended June 30, 2004 and 2003, respectively. Income tax provision totaled $87,295 and $102,100 for the quarters ended June 30, 2004 and 2003, respectively, which equated to an effective tax rate of 38.29% and 39.69%. Net income totaled $140,660 and $155,161 for the quarters ended June 30, 2004 and 2003, respectively.

Other  comprehensive  income (loss)  totaled  $(277,481) and $15,288 in 2004 and
2003, respectively. Comprehensive income (loss), which is the change in shareholders' equity excluding transactions with shareholders, totaled $(136,821) and $170,449 for the quarters ended June 30, 2004 and 2003, respectively.

COMPARATIVE SIX MONTHS

Net  interest  income  for the  six-month  period  ended June 30,  2004  totaled
$2,221,283 compared to $1,873,368 in 2003. This increase is primarily attributable to growth in net earning assets. The Company's net interest margin was approximately 4.0% for the six months ended June 30, 2004 and 2003.

Weststar recorded a provision for loan losses of $612,800 and $643,380 for the six months ended June 30, 2004 and 2003, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality."

Other non-interest income for the June 30, 2004 and 2003 periods totaled $839,907 and $830,656, respectively. The increase in service charge income primarily reflects an increase in overdraft charge income of $73,044. The increase in overdraft charges was based on higher activity during the period. Other service fees and commissions reflected a net decrease of $71,206 of which $102,990 was attributable to decreased fees from the origination of mortgage loans resulting for lower refinancing. Gains on the sales of investment securities also decreased $13,869 during the six month period ended June 30, 2004 compared to June 30, 2003.

Other expense totaled $1,986,236 compared to $1,691,477 in 2003. This increase was primarily attributable to overall company growth and additional overhead associated with the opening of a fourth banking location. Income before income tax provision totaled $462,154 and $369,167 for the periods ended June 30, 2004 and 2003, respectively. Income tax provision totaled $169,305 and $142,100 for the periods ended June 30, 2004 and 2003, respectively, which equated to an effective tax rate of 36.63% and 38.49%. Net income totaled $292,849 and $227,067 for the six months ended June 30, 2004 and 2003, respectively.

Other comprehensive income (loss) totaled $(192,020) and $40,673 in 2004 and 2003, respectively. Comprehensive income, which is the change in shareholders' equity excluding transactions with shareholders, totaled $100,829 and $267,740 for the six months ended June 30, 2004 and 2003, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.



                                                            TERMS TO REPRICING AT JUNE 30, 2004
                                     1-90 Days      91-180 Days    181-365 Days          Total One           Non-          Total
                                                                                            Year          Sensitive
                                   -------------------------------------------------------------------------------------------------
Interest-earning assets:
Interest bearing deposits          $    328,802              --                --      $    328,802               --    $    328,802
Federal funds sold                   11,019,000              --                --        11,019,000               --      11,019,000
Investment securities                 6,887,254     $ 4,387,136       $ 3,124,272        14,398,662      $ 9,169,900      23,568,562
Federal Home Loan Bank
stock                                        --              --                --                --          272,000         272,000
Loans (1)                            57,684,940       1,493,392         2,214,758        61,393,090       14,701,546      76,094,636
Total interest-earning assets        75,919,996       5,880,528         5,339,030        87,139,554       24,143,446     111,283,000

Interest-bearing liabilities:
Time deposits                        10,286,436       4,220,447        16,209,997        30,716,880        2,230,597      32,947,477
All other deposits                   53,353,063              --                --        53,353,063               --      53,353,063
Borrowings                                   --              --                --                --        2,000,000       2,000,000
Trust preferred securities            4,000,000              --                --         4,000,000               --       4,000,000
Total interest-bearing liabilities   67,639,499       4,220,447        16,209,997        88,069,943        4,230,597      92,300,540

Interest sensitivity gap           $  8,280,497     $ 1,660,081      ($10,870,967)    ($    930,389)     $19,912,849    $ 18,982,460
Cumulative interest sensitivity
Gap                                $  8,280,497     $ 9,940,578      ($   930,389)
Cumulative ratio of interest -
earning assets as a percent
of interest sensitive liabilities         112.2%          139.3%             32.9%             98.9%


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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at June 30, 2004, 2003 and December 31, 2003 and 2002 was $1,424,804, $1,058,891, $1,174,003 and $1,020,198 or 1.85%, 1.51%,
1.57% and 1.50%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .47%, .89%, 1.82% and 1.26%, at June 30, 2004 and 2003, and December 2003 and 2002, respectively. Primarily because of a recessionary economy, charge-offs for the years ended 2003 and 2002 totaled $1,357,614 and $889,565. Despite recent improvements in asset quality and charge-offs, the loan loss reserve was increased due to historical asset quality and charge-offs. Sustained improvements in economic conditions, asset quality and charge-offs may justify a lower loan loss reserve in the future.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the six months ended June 30, 2004 and 2003, and for the years ended December 31, 2003 and 2002.

Summary of Allowance for Loan Losses


                                                For the six months           For the years ended
                                                  ended June 30,                December 31,
                                              2004            2003          2003           2002
                                              ----            ----          ----           ----
Balance, beginning of period               $1,174,003     $1,020,198    $ 1,020,198    $  978,467
  Charge-offs:
  Commercial, financial and agricultural     (354,414)      (508,853)    (1,075,792)     (568,710)
  Real estate:
    Construction                                   --             --             --      (127,810)
    Mortgage                                       --        (57,253)      (157,142)      (33,574)
  Consumer                                    (30,958)       (59,000)      (124,680)     (159,471)
                                           ----------     ----------    -----------    ----------
Total charge-offs                            (385,372)      (622,106)    (1,357,614)     (889,565)
Recoveries
  Commercial, financial and agricultural        8,475          2,000         71,942        19,753
  Real estate:
    Construction                                   --             --             --         1,531
    Mortgage                                       --             --             --        13,322
  Consumer                                     14,898         15,419         33,677        18,770
                                           ----------     ----------    -----------    ----------
Total recoveries                               23,373         17,419        105,619        53,376
                                           ----------     ----------    -----------    ----------
Net (charge-offs) recoveries                 (361,999)       604,687)    (1,251,995)     (836,189)
                                           ----------     ----------    -----------    ----------
Provision charged to operations               612,800        643,380      1,405,800       877,920
                                           ----------     ----------    -----------    ----------
Balance, end of period                     $1,424,804     $1,058,891    $ 1,174,003    $1,020,198
                                           ==========     ==========    ===========    ==========

Percentage of net charge-offs to
  average loans                                  .47%           .89%          1.82%         1.26%
Percentage of allowance to
  period-end loans                              1.85%          1.51%          1.57%         1.50%


The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                     June 30, 2004            December 31, 2003
                                Amount of    Percent of    Amount of     Percent of
                                Allowance    Total Loans   Allowance     Total Loans

TYPE OF LOAN:
Real estate                    $   988,447      74%       $   863,606       72%
Commercial and industrial
  loans                            351,231      25%           267,584       25%
Consumer                            63,072       3%            23,722        3%
Unallocated                         22,054      --             19,091       --
                               -----------     ---        -----------      ---
Total allowance                $ 1,424,804     100%       $ 1,174,003      100%
                               ===========     ===        ===========      ===

The Company does not have any significant loan concentrations. During the period, loan quality demonstrated improvement over March 31, 2004, June 30, 2003 and December 31, 2003.

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

                              REGULATORY CAPITAL


                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                         For Capital      Prompt Corrective
                                                     Actual                Adequacy       Action Provisions
                                                                           Purposes
                                               Amount      Ratio      Amount      Ratio   Amount     Ratio
                                               ------      -----      ------      -----   ------     -----
                                                                     (Dollars In Thousands)
As of June 30, 2004
Total Capital (to Risk Weighted Assets)
  Consolidated                                 $ 14,629    17.26%     $ 6,780    8.00%    $ 8,475    10.00%
  Bank                                         $ 14,145    17.72%     $ 6,769    8.00%    $ 8,462    10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                 $ 12,753    15.05%     $ 3,390    4.00%    $ 5,085     6.00%
  Bank                                         $ 13,083    15.46%     $ 3,384    4.00%    $ 5,077     6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                 $ 12,753    10.94%     $ 4,664    4.00%    $ 5,830     5.00%
  Bank                                         $ 13,083    11.23%     $ 4,659    4.00%    $ 5,823     5.00%


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

As of June 30, 2004 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $16.5 million, which represents 13.7% of total assets and 16.0% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $15.6 million. At June 30, 2004, outstanding commitments to extend credit and available lines of credit were $18.5 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 31.9% of Weststar's total deposits at June 30, 2004. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 5.7% of the Company's total deposits at June 30, 2004. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.

                          INVESTMENT ACTIVITIES

At June 30, 2004, Weststar's investments consisted of U.S. Government agency securities, and North Carolina municipal bonds. The investments, with aggregate amortized cost of $23.6 million, are classified as available for sale and are presented in the consolidated financial statements at their market values of $23.1 million at June 30, 2004. These securities have tax equivalent yields of 3.3% and 4.9% respectively, with an aggregate remaining term of approximately 65 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $272,000 with a yield of 3.5% at June 30, 2004. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.

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

                       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Public entities, other than small business issues, must apply FIN 46R no later than the first reporting period ending after March 15, 2004. (Small business issuers must apply FIN 46R no later than the end of the first reporting period ending after December 15, 2004.) FIN 46 is effective for public entities that have interest in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2004.

Adoption of FIN 46R will result in deconsolidation of the Company's trust preferred subsidiary, Weststar Financial Services Corporation I. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trust will be included in long-term debt (instead of the trust preferred securities) and the Company's equity interest in the trust will be included in other assets. If this trust was deconsolidated as of June 30, 2004 and December 31, 2003, the effect on the Company's balance sheets for both dates would be an increase in other assets of $124,000 with a corresponding increase in long-term debt. The deconsolidation of the trust will not materially impact net income.

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


                          Forward Looking Statements

The discussions presented in this quarterly report contain statement that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statement that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying works (and their derivatives) such as "expects," "anticipates," "believes," "estimates," "plans," "projects," or other statements concerning opinions or judgments of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

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

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 20, 2004. Of 1,166,208 shares entitled to vote at the meeting, 970,932 or 83.3% voted. The following matters were voted on at the meeting:

Proposal 1: To  elect ten board members to staggered terms.  Votes and terms for each nominee were as follows:

   3-year terms       Votes For   Votes Withheld
-------------------   ---------   --------------
W. Edward Anderson    965,247     5,685
G. Gordon Greenwood   960,859     10,073
Darryl J. Hart        965,247     5,685



    2-year term       Votes For   Votes Withheld
-------------------   ---------   --------------
Steven D. Cogburn     964,769     6,163


Proposal 2: To  ratify  the  appointment  of Dixon  Hughes  PLLC as  independent accountants for the year ending December 31, 2003. Votes were as follows:

None.      Votes For           Votes Against      Votes Withheld
       -------------------   -----------------    --------------
            970,389                145                  398



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

            32.1 - Certification  by the Chief Executive  Officer pursuant to 18
                   U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 - Certification  by the Chief Financial  Officer pursuant to 18
                   U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K.

            On April 21, 2004, the Registrant issued a press release announcing earnings for the first quarter of 2004.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WESTSTAR FINANCIAL SERVICES
CORPORATION


Date: August 10, 2004            By: /s/G. Gordon Greenwood
                                     -----------------------------------------

                                     G. Gordon Greenwood
                                     President and Chief Executive Officer



Date: August 10, 2004            By: /s/ Randall C. Hall
                                     -----------------------------------------

                                     Randall C. Hall
                                     Executive Vice President and Chief
                                     Financial and Principal Accounting Officer