Form 10QSB
period 2004-09-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2004-11-08
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 29549

FORM 10-QSB
(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________________ to __________________________

Commission File Number: 000-30515

Weststar Financial Services Corporation
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-2181423 (IRS Employer Identification No.)

79 Woodfin Place, Asheville NC 28801
(Address of principal executive offices)

828.252.1735
(Registrant’s telephone number, including area code)

—————————————————————
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value - 1,166,208 shares outstanding as of November 4, 2004.

Part I. FINANCIAL INFORMATION

Item I. Financial Statements

Weststar Financial Services Corporation & Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30, 2004	December 31, 2003*

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$3,662,833	$3,657,060
Interest-bearing deposits	322,925	39,617
Federal funds sold	15,206,000	8,294,000

Total cash and cash equivalents	19,191,758	11,990,677
Investment securities -
Available for sale, at fair value (amortized cost of
$23,410,653 and $18,643,453, respectively)	23,325,008	18,512,297

Loans	82,041,295	74,753,066
Allowance for loan losses	(1,517,760)	(1,174,003)

Net loans	80,523,535	73,579,063
Premises and equipment, net	2,658,337	2,333,869
Accrued interest receivable	568,549	457,814
Federal Home Loan Bank stock, at cost	272,000	175,400
Deferred income taxes	293,971	220,460
Foreclosed properties	601,214	1,266,969
Other assets	444,309	525,739

TOTAL	$127,878,681	$109,062,288

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Demand	$18,544,033	$17,707,429
NOW accounts	25,079,093	22,923,031
Money market accounts	34,396,378	25,469,714
Savings	2,549,950	1,973,225
Time deposits of $100,000 or more	6,518,072	4,966,351
Other time deposits	24,524,824	20,361,788

Total deposits	111,612,350	93,401,538
Borrowings	2,000,000	2,000,000
Accrued interest payable	137,762	120,853
Other liabilities	453,344	348,949
Trust preferred securities	4,000,000	4,000,000

Total liabilities	118,203,456	99,871,340

SHAREHOLDERS’ EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 9,000,000
shares; issued and outstanding - 1,166,208 and 1,166,208, respectively	1,166,208	1,166,208
Additional paid-in capital	7,030,589	7,030,589
Retained earnings	1,531,057	1,074,747
Accumulated other comprehensive loss	(52,629)	(80,596)

Total shareholders’ equity	9,675,225	9,190,948

TOTAL	$127,878,681	$109,062,288

*	Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$1,295,595	$1,200,838	$3,881,414	$3,588,930
Federal funds sold	36,669	21,585	72,096	70,988
Interest-bearing deposits	3,862	152	6,591	457
Investments:
Taxable interest income	170,474	110,408	423,988	280,920
Nontaxable interest income	13,431	15,359	41,038	39,455
Corporate dividends	2,367	2,101	5,468	7,547

Total interest income	1,522,398	1,350,443	4,430,595	3,988,297

INTEREST EXPENSE:
Time deposits of $100,000 or more	28,612	34,153	84,023	149,921
Other time and savings deposits	301,276	268,734	828,452	912,540
Federal funds purchased	—	—	1,358	—
Other interest expense	56,493	10,594	159,462	15,506

Total interest expense	386,381	313,481	1,073,295	1,077,967

NET INTEREST INCOME	1,136,017	1,036,962	3,357,300	2,910,330
PROVISION FOR LOAN LOSSES	127,500	454,300	740,300	1,097,680

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,008,517	582,662	2,617,000	1,812,650

OTHER INCOME:
Service charges on deposit accounts	300,913	305,455	923,185	841,490
Other service fees and commissions	81,921	131,939	249,300	370,525
Securities gains	—	—	31,613	45,482
Other	10,900	8,088	29,543	18,643

Total other income	393,734	445,482	1,233,641	1,276,140

OTHER EXPENSES:
Salaries and wages	428,920	313,505	1,185,442	980,523
Employee benefits	54,402	60,590	200,503	175,412
Occupancy expense, net	95,562	51,245	253,291	153,236
Equipment rentals, depreciation and
maintenance	81,462	54,519	243,186	175,167
Supplies	58,754	55,623	183,400	160,940
Professional fees	173,394	175,970	546,214	505,008
Marketing	59,949	27,410	146,900	83,318
Other	177,459	64,786	357,202	261,523

Total other expenses	1,129,902	803,648	3,116,138	2,495,127

INCOME BEFORE INCOME TAXES	272,349	224,496	734,503	593,663
INCOME TAX PROVISION	108,810	88,350	278,115	230,450

NET INCOME	$163,539	$136,146	$456,388	$363,213

EARNINGS PER SHARE:
Basic	$0.14	$0.12	$.39	$.32

Diluted	$0.13	$0.11	$.37	$.30

See notes to consolidated financial statements

Weststar Financial Services Corporation & Subsidiaries Consolidated Statements of
Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

NET INCOME	$163,539	$136,146	$456,388	$363,213
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on securities
available for sale	357,993	(237,659)	77,124	(125,913)
Tax effect	(138,006)	91,784	(29,731)	48,628

Unrealized holding gains (losses) on securities
available for sale, net of tax	219,987	(145,875)	47,393	(77,285)
Reclassification adjustment for realized gains	—	—	(31,613)	(45,482)
Tax effect	—	—	12,187	17,565

Reclassification adjustment for realized gains,
net of tax	—	—	(19,426)	(27,917)
OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX	219,987	(145,875)	27,967	(105,202)

COMPRHENSIVE INCOME (LOSS)	$383,526	$(9,729)	$484,355	$258,011

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2004 and 2003

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity

Balance December 31, 2002	957,539	$957,539	$7,120,187	$561,003	$30,425	$8,669,154
Net change in unrealized
gain on securities held for sale					(105,202)	(105,202)
Net income				363,213		363,213
Stock options	15,436	15,436	51,200			66,636
Stock split	193,233	193,233	(193,233)
Cash in lieu of fractional shares				(1,718)		(1,718)

Balance September 30, 2003	1,166,208	1,166,208	$6,978,154	$922,498	($ 74,777)	$8,992,083

Balance December 31, 2003	1,166,208	$1,166,208	$7,030,589	$1,074,747	($ 80,596)	$9,190,948
Net change in unrealized
loss on securities held for sale					27,967	27,967
Cash in lieu of fractional shares				(78)		(78)
Net income				456,388		456,388

Balance September 30, 2004	1,166,208	$1,166,208	$7,030,589	$1,531,057	$(52,629)	$9,675,225

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$456,388	$363,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	280,011	204,938
Provision for loan losses	740,300	1,097,680
Premium amortization and discount accretion, net	86,895	53,884
Deferred income tax benefit	(91,055)	(85,555)
Loss on disposals of foreclosed properties	104,833	32,224
Loss on sale of premises and equipment	18,156	—
Gain on sales of securities	(31,613)	(45,482)
Increase in accrued interest receivable	(110,735)	(33,237)
Decrease in other assets	81,430	111,753
Increase (decrease) in accrued interest payable	16,909	(78,160)
Increase in other liabilities	104,395	132,073
Provision for losses on foreclosed property	74,568	59,000
Loss on uninsured deposits	—	64,345

Net cash provided by operating activities	1,730,482	1,876,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(9,885,613)	(16,725,273)
Maturities of securities available for sale	4,509,531	8,119,130
Net increase in loans	(7,924,440)	(1,840,079)
Proceeds from sales of foreclosed properties	726,022	258,639
Proceeds from sales of securities	553,600	2,038,750
Net expenditures on foreclosed properties	—	(218,259)
Proceeds from sales of premises and equipment	200	—
FHLB stock purchase	(96,600)	—
Redemption of Federal Home Loan Bank stock	—	54,400
Additions to premises and equipment	(622,835)	(489,095)

Net cash used in investing activities	(12,740,135)	(8,801,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, MMDA and savings accounts	12,496,055	9,918,042
Net increase (decrease) in time deposits	5,714,757	(5,789,639)
Cash paid for fractional shares	(78)	(1,718)
Proceeds from issuance of common stock	—	66,636
Proceeds from issuance of trust preferred securities	—	2,000,000

Net cash provided by financing activities	18,210,734	6,193,321

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,201,081	(731,790)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,990,677	14,115,822

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,191,758	$13,384,032

See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORTION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Weststar Financial Services Corporation (the “Company”) is a bank holding company with two subsidiaries, The Bank of Asheville (the “Bank”), and Weststar Financial Services Corporation I (the “Trust”). The Bank is a state chartered commercial bank which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding area. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Weststar Financial Services Corporation formed the Trust during October 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.

In the opinion of management, the accompanying financial consolidated statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and December 31, 2003, and the consolidated results of their operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and their cash flows for the nine-month periods ended September 30, 2004 and 2003. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results expected for the period ending December 31, 2004.

The accounting policies followed are set forth in Note 1 to the 2003 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2.	Loans at September 30, 2004 and December 31, 2003 classified by type are as follows:

	September 30, 2004	December 31, 2003
Real Estate:
Construction	$11,575,188	$8,372,934
Mortgage	48,120,415	46,014,314
Commercial, financial and agricultural	19,713,134	18,603,317
Consumer	2,798,454	1,909,709

Subtotal	82,207,191	74,900,274
Net deferred loan origination fees	(165,896)	(147,208)

Total	$82,041,295	$74,753,066

3.

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of commitments to extend credit were $19,391,378 and $20,435,251 at September 30, 2004 and December 31, 2003, respectively.

4.

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 1,166,208 and 1,151,023 for the quarters ended September 30, 2004 and 2003, respectively and 1,166,208 and 1,149,712 for the nine-month periods ended September 30, 2004 and 2003, respectively. Diluted earnings per share have been computed using common stock and common stock equivalents of 1,222,024 and 1,214,191 for the quarters ended September 30, 2004 and 2003, respectively, and 1,225,303 and 1,204,892 for the nine-month periods ended September 30, 2004 and 2003, respectively. Shares have been adjusted to reflect a 6-for-5 stock split paid in the form of a 20% stock dividend paid during September 2003.

5.

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the below pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

At September 30, 2004, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company’s stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company’s stock on the date of grant. Had compensation costs for the Company’s stock option plans been determined using the fair value method, the Company’s pro forma net income would have been as follows:

	Three Months Ended		Nine Months Ended
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Net income as reported	$163,539	$136,146	$456,388	$363,213

Less: Total stock based employee
compensation expense determined
under fair value method for all awards,
net of related tax effects	25,716	25,861	76,488	133,140

Pro forma net income	$137,823	$110,285	$379,900	$230,073

Net income per share:
As reported:

Basic	$0.14	$0.12	$0.39	$0.32
Diluted	$0.13	$0.11	$0.37	$0.30

Pro forma:

Basic	$0.12	$0.10	$0.33	$0.20
Diluted	$0.11	$0.09	$0.31	$0.19

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operations

Weststar Financial Services Corporation & Subsidiaries
Management’s Discussion and Analysis

EXECUTIVE OVERVIEW

During 2004, the Company focused significant attention on improving asset quality, asset growth and expansion. Management emphasized prudent underwriting standards, increased periodic reviews of loans of $100,000 or more, and expanded its loan quality monitoring systems. During the period asset quality continued to demonstrate signs of improvement. Non-performing assets decreased from $3,412,741 at December 31, 2003 to $1,533,315 at September 30, 2004. Net charge-offs for the nine-month period totaled $396,544 compared to $923,158 for the period ended September 30, 2003. Loans outstanding grew by 10% to $82,041,295 from December 31, 2003, which reflected improved economic conditions and increased market share.

Deposits increased 20% to $111,612,350 during the nine-month period ended September 30, 2004. During September 2004, one of the Company’s real estate trust account customers deposited and maintained in excess of $4,700,000 into their accounts. Funds in this account are considered short-term. Excluding this deposit, the Company’s deposits increased 14% from December 31, 2003. Deposit growth reflected continued market penetration and the addition of a fourth banking location, which opened during the latter part of October, 2003. While the Company experienced growth in all categories of deposits, trends reflected interest rate sensitive customers shifting funds from lower interest paying NOW and money market demand accounts into longer time-sensitive deposit accounts, which have begun to pay higher rates.

During August 2004, the Company relocated a temporary branch on New Leicester Highway to a permanent site within the same community. The new 2500 square foot facility allows for continued market penetration and improved customer service.

Net income for the quarters ended September 30, 2004 and 2003 totaled $163,539 and $136,146, respectively. The increase in net income was primarily attributable to increased net interest income and improved asset quality, which resulted in a lower provision for loan losses. Non-interest income decreased primarily as a result of lower fees from the origination of mortgage loans due to higher mortgage loan rates. Operating expenses increased as a result of relocating a temporary branch on New Leicester Highway to a permanent site within the same community, expenses associated with operating a fourth banking location, which opened during October 2003, and increased expenses associated with the supporting loan and deposit growth. Management monitors expenses closely and reviews each expense relative to the benefit provided.

Net income for the nine-month periods ended September 30, 2004 and 2003 totaled $456,388 and $363,213, respectively. The increase in net income was primarily attributable to increase net interest income, which was attributable to growth in net earning assets. Other income remained relatively flat, while other expenses increased 25%. The increase in expense is primarily attributable to costs associated with losses associated with disposals of foreclosures, supporting loan and deposit growth, branch relocation expenses as well as increased expenses from opening a fourth banking location, which opened during October 2003.

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2004 COMPARED TO DECEMBER 31, 2003

During the period from December 31, 2003 to September 30, 2004, assets increased $18,816,393 or 17%. This increase, reflected primarily in the federal funds sold, investment securities and loans, was funded primarily by deposit growth.

Securities, federal funds sold and interest-bearing balances with other financial institutions at September 30, 2004 totaled $38,853,933 compared to $26,845,914 at December 31, 2003. Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system. This access grants the Company sources of funds for lending and liquidity. Investments in Federal Home Loan Bank stock to date total $272,000.

At September 30, 2004, the loan portfolio constituted 64% of the Company’s total assets. Loans increased $7,288,229 from December 31, 2003 to September 30, 2004. Improved economic conditions resulted in the 10% increase in loan growth. Management places a strong emphasis on loan quality. At September 30, 2004, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,641,415, $3,040,056, and $1,838,798 at September 30, 2004 and 2003, and December 31, 2003, respectively. The average recorded balance of impaired loans during 2004 and 2003 was not significantly different from the balance at September 30, 2004 and 2003 and December 31, 2003. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $265,300 and $217,939 and $182,013 at September 30, 2004 and 2003, and December 31, 2003 respectively. For the nine-month periods ended September 30, 2004 and 2003, Weststar recognized interest income from impaired loans of approximately $50,145 and $114,072. See “Asset Quality” for discussion for an analysis of loan loss reserves.

Deposits increased $18,210,812 during the nine months ended September 30, 2004. The 20% growth was reflected in all areas of deposits. During September 2004, one of the Company’s real estate trust account customers deposited and maintained in excess of $4,700,000 into one of their accounts. Funds in this account are considered short-term. Excluding this deposit, the Company’s deposits increased 14% from December 31, 2003. Deposit growth reflected continued market penetration and the addition of a fourth banking location, which opened during the latter part of October, 2003. While the Company experienced growth in all categories of deposits, trends reflected interest rate sensitive customers shifting funds from lower interest paying NOW and money market demand accounts into longer time-sensitive deposit accounts, which have begun to pay higher rates.

Borrowings consisted of only one advance from the FHLB totaling $2,000,000 on September 30, 2004. The interest rate on this advance is 1.65% with a maturity date of June 27, 2005. The advance is secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.

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

The Company’s capital at September 30, 2004 to risk weighted assets totaled 16.61%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of September 30, 2004, the Company’s capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2004 totaled $1,136,017 compared to $1,036,962 in 2003. This increase was primarily attributable to growth in net earning assets. The Company’s net interest margin was approximately 3.7% and 4.0% for the quarters ended September 30, 2004 and 2003, respectively.

Weststar recorded a provision for loan losses of $127,500 and $454,300 for the quarters ended September 30, 2004 and 2003, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.” Despite improved performance in credits, the reserve for loan losses remained relatively high due to charge-off experience during the past two years.

Other income for the September 30, 2004 and 2003 quarters totaled $393,734 and $445,482, respectively. The decrease in other income primarily reflects a decrease of mortgage loan origination fee income of $62,058.

Other expense totaled $1,129,902 compared to $803,648 in 2003. This increase was primarily attributable to overall company growth, costs associated with relocating a branch office from a temporary location to a new permanent facility and overhead associated with the opening of a fourth banking location, which opened October 2003. Additional expenses resulted from losses on the sales and disposals of foreclosures totaling $53,427 and $535 during the periods ended September 30, 2004 and 2003, respectively. Income before income tax provision totaled $272,349 and $224,496 for the quarters ended September 30, 2004 and 2003, respectively. Income tax provision totaled $108,810 and $88,350 for the quarters ended September 30, 2004 and 2003, respectively, which equated to an effective tax rate of 39.95% and 39.35%. Net income totaled $163,539 and $136,146 for the quarters ended September 30, 2004 and 2003, respectively.

Other comprehensive income (loss) totaled $219,987 and $(145,875) in 2004 and 2003, respectively. Comprehensive income (loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $383,526 and $(9,729) for the quarters ended September 30, 2004 and 2003, respectively.

COMPARATIVE NINE MONTHS

Net interest income for the nine-month period ended September 30, 2004 totaled $3,357,300 compared to $2,910,330 in 2003. This increase is primarily attributable to growth in net earning assets. The Company’s net interest margin was approximately 4.0% for the nine months ended September 30, 2004 and 2003.

Weststar recorded a provision for loan losses of $740,300 and $1,097,680 for the nine months ended September 30, 2004 and 2003, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the September 30, 2004 and 2003 periods totaled $1,233,641 and $1,276,140, respectively. The increase in service charge income primarily reflects an increase in overdraft charge income of $63,275. The increase in overdraft charges was based on higher activity during the period. Other service fees and commissions reflected a net decrease of $121,225 of which $165,047 was attributable to decreased fees from the origination of mortgage loans resulting for lower refinancing. The decrease was partially offset by a $25,260 increase in commissions earned on credit card transactions. Gains on the sales of investment securities also decreased $13,869 during the nine-month period ended September 30, 2004 compared to September 30, 2003.

Other expense totaled $3,116,138 compared to $2,495,127 in 2003. This increase was primarily attributable to overall company growth, expenses associated with relocating from a branch office from a temporary banking location to a permanent facility and additional overhead associated with the opening of a fourth banking location during October 2003. During the period the Company incurred expenses from the sales and dispositions of foreclosures in the amount of $104,833 and $32,224 during the nine months ended September 30, 2004 and 2003, respectively. Income before income tax provision totaled $734,503 and $593,663 for the periods ended September 30, 2004 and 2003, respectively. Income tax provision totaled $278,115 and $230,450 for the periods ended September 30, 2004 and 2003, respectively, which equated to an effective tax rate of 37.86% and 38.82%. Net income totaled $456,388 and $363,213 for the nine months ended September 30, 2004 and 2003, respectively.

Other comprehensive income (loss) totaled $27,967 and $(105,202) in 2004 and 2003, respectively. Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $484,355 and $258,011 for the nine months ended September 30, 2004 and 2003, respectively.

ASSET/LIABILITY MANAGEMENT

The Company’s asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of its assets and liabilities in view of various interest rate scenarios. Factors beyond the Company’s control, such as market interest rates and competition, may also have an impact on the Company’s interest income and interest expense.

In the absence of other factors, the yield or return associated with the Company’s earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline.

Interest Rate Gap Analysis. As a part of its interest rate risk management policy, the Company calculates an interest rate “gap.” Interest rate “gap” analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The “gap” is the difference between the amounts of such assets and liabilities that are subject to repricing. A “positive” gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its income should be negatively affected. Conversely, the cost of funds for an institution with a positive gap would generally be expected to increase more slowly than the yield on its assets in a rising interest rate environment, and such institution’s net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a “negative gap.”

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	TERMS TO REPRICING AT SEPTEMBER 30, 2004
	1-90 Days	91-180 Days	181-365 Days	Total One Year	Non-Sensitive	Total

Interest-earning assets:
Interest bearing deposits	$322,925	—	—	$322,925	—	$322,925
Federal funds sold	15,206,000	—	—	15,206,000	—	15,206,000
Investment securities	8,641,751	$1,355,971	$2,283,502	12,281,224	$11,129,429	23,410,653

Federal Home Loan Bank stock	—	—	—	—	272,000	272,000
Loans (1)	62,639,569	1,533,574	3,024,853	67,197,996	13,911,363	81,109,359
Total interest-earning assets	86,810,245	2,889,545	5,308,355	95,008,145	25,312,792	120,320,937

Interest-bearing liabilities:
Time deposits	6,869,272	8,135,703	8,130,100	23,135,075	7,907,821	31,042,896
All other deposits	62,025,421	—	—	62,025,421	—	62,025,421
Borrowings	—	—	2,000,000	2,000,000	—	2,000,000
Trust preferred securities	4,000,000	—	—	4,000,000	—	4,000,000
Total interest-bearing liabilities	72,894,693	8,135,703	10,130,100	91,160,496	7,907,821	99,068,317

Interest sensitivity gap	$13,915,552	($5,246,158)	($4,821,745)	$3,847,649	$17,404,971	$21,252,620
Cumulative interest sensitivity
Gap	$13,915,552	$8,669,394	$3,847,649
Cumulative ratio of interest-
earning assets as a percent
of interest sensitive liabilities	119.1%	35.5%	52.4%	104.2%

(1)	Non-accrual loans have been excluded.

Weststar has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities.

ASSET QUALITY

Management considers Weststar’s asset quality to be of primary importance. We maintain an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The loan portfolio is analyzed monthly in an effort to identify potential problems before they actually occur. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management’s best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management segments the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at September 30, 2004, 2003 and December 31, 2003 and 2002 was $1,517,760, $1,194,720, $1,174,003 and $1,020,198 or 1.85%, 1.75%, 1.57% and 1.50%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .51%, 1.35%, 1.82% and 1.26%, at September 30, 2004 and 2003, and December 2003 and 2002, respectively. Primarily because of a recessionary economy, charge-offs for the years ended 2003 and 2002 totaled $1,357,614 and $889,565. Despite recent improvements in asset quality and charge-offs, the loan loss reserve was increased due to historical asset quality and charge-offs. Sustained improvements in economic conditions, asset quality and charge-offs may justify a lower loan loss reserve in the future.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the nine months ended September 30, 2004 and 2003, and for the years ended December 31, 2003 and 2002.

Summary of Allowance for Loan Losses

	For the nine months ended September 30,		For the years ended December 31,
	2004	2003	2003	2002
Balance, beginning of period	$1,174,003	$1,020,198	$1,020,198	$978,467
Charge-offs:
Commercial, financial and agricultural	(388,102)	(786,985)	(1,075,792)	(568,710)
Real estate:
Construction	—	—	—	(127,810)
Mortgage	—	(117,143)	(157,142)	(33,574)
Consumer	(46,440)	(78,679)	(124,680)	(159,471)

Total charge-offs	(434,542)	(982,807)	(1,357,614)	(889,565)
Recoveries
Commercial, financial and agricultural	18,339	32,683	71,942	19,753
Real estate:
Construction	—	—	—	1,531
Mortgage	—	—	—	13,322
Consumer	19,660	26,966	33,677	18,770

Total recoveries	37,999	59,649	105,619	53,376

Net charge-offs	(396,543)	(923,158)	(1,251,995)	(836,189)

Provision charged to operations	740,300	1,097,680	1,405,800	877,920

Balance, end of period	$1,517,760	$1,194,720	$1,174,003	$1,020,198

Percentage of net charge-offs to
average loans	.51%	1.35%	1.82%	1.26%
Percentage of allowance to
period-end loans	1.85%	1.75%	1.57%	1.50%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2004		December 31, 2003
	Amount of Allowance	Percent of Total Loans	Amount of Allowance	Percent of Total Loans
TYPE OF LOAN:
Real estate	$995,783	73%	$863,606	72%
Commercial and industrial loans	442,665	24%	267,584	25%
Consumer	58,535	3%	23,722	3%
Unallocated	20,777	—	19,091	—

Total allowance	$1,517,760	100%	$1,174,003	100%

The Company does not have any significant loan concentrations. During the period, loan quality demonstrated improvement over September 30, 2003 and December 31, 2003.

During 2004, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

CAPITAL RESOURCES

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve, the primary regulators of The Bank of Asheville and Weststar, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. As shown in the following table, Weststar and The Bank of Asheville both maintained capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies.

During October 2003, the Company raised $4,000,000 in trust preferred securities. The Company used funds from the trust preferred securities to inject approximately $3.8 million of capital into the Bank. Additional capital allows the Bank to support growth within its existing offices and through opening additional offices within its market.

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2004
Total Capital (to Risk Weighted Assets)
Consolidated	$14,851	16.61%	$7,152	8.00%	$8,941	10.00%
Bank	$14,337	16.06%	$7,142	8.00%	$8,928	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$13,044	14.59%	$3,576	4.00%	$5,364	6.00%
Bank	$13,216	14.80%	$3,571	4.00%	$5,357	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$13,044	10.71%	$4,872	4.00%	$6,090	5.00%
Bank	$13,216	10.86%	$4,867	4.00%	$6,084	5.00%

LIQUIDITY

Maintaining adequate liquidity while managing interest rate risk is the primary goal of Weststar’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Loan repayments, deposit growth, federal funds purchased and borrowings from the Federal Home Loan Bank are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans and to make investments.

As of September 30, 2004 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $19.2 million, which represents 15.0% of total assets and 17.2% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $15.8 million. At September 30, 2004, outstanding commitments to extend credit and available lines of credit were $19.4 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 27.8% of Weststar’s total deposits at September 30, 2004. The Company’s growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 5.8% of the Company’s total deposits at September 30, 2004. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

INVESTMENT ACTIVITIES

At September 30, 2004, Weststar’s investments consisted of U.S. Government agency securities, and North Carolina municipal bonds. The investments, with aggregate amortized cost of $23.4 million, are classified as available for sale and are presented in the consolidated financial statements at their market values of $23.3 million at September 30, 2004. At September 30, 2004 U.S. Government agency securities and North Carolina municipal bonds had tax equivalent yields of 3.4% and 5.3% respectively, with an aggregate remaining term of approximately 60 months. The Company’s investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $272,000 with a yield of 3.5% at September 30, 2004. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company’s investment portfolio.

IMPACT OF INFLATION AND CHANGING PRICES

A financial institution has assets and liabilities that are distinctly different from those of a company with substantial investments in plant and inventory because the major portion of its assets is monetary in nature. As a result, a bank’s performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor, which may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses, cost of supplies and outside services tend to increase more during periods of high inflation.

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

Adoption of FIN 46R will result in deconsolidation of the Company’s trust preferred subsidiary, Weststar Financial Services Corporation I. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trust will be included in a new caption entitled long-term debt (instead of the trust preferred securities) and the Company’s equity interest in the trust will be included in other assets. If this trust was deconsolidated as of September 30, 2004 and December 31, 2003, the effect on the Company’s balance sheets for both dates would be an increase in other assets of $124,000 with a corresponding increase in long-term debt. The deconsolidation of the trust will not materially impact net income.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that its subsidiary bank would remain “well capitalized” under Federal Reserve Board guidelines and that the Company would still exceed the regulatory required minimums for capital adequacy purposes.

Forward Looking Statements

The discussions presented in this quarterly report contain statement that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statement that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying works (and their derivatives) such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

Item 3. Controls and Procedures

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls during the most recent quarter.

Part II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

(a)	Exhibits.

31.1 –	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: November 4, 2004	By:	/s/ G. Gordon Greenwood ——————————————————— G. Gordon Greenwood President and Chief Executive Officer

Date: November 4, 2004	By:	/s/ Randall C. Hall ——————————————————— Randall C. Hall Executive Vice President and Chief Financial and Principal Accounting Officer