Form 10KSB
period 2004-12-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2005-03-14
CIK 1106181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

                   ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

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

                                 (828) 252-1735
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Registrant's revenues for the year ended December 31, 2004 were $7,627,308.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2004 was approximately $15,160,704.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2004 was 1,166,208.

                      Documents Incorporated by Reference:

PART III: Definitive Proxy Statement dated March 11, 2005 as filed pursuant to
Section 14 of the Securities Exchange Act of 1934 for the 2005 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format   Yes |_|  No |X|

                        FORM 10-KSB CROSS-REFERENCE INDEX

                                                                                                        2005
                                                                                      2004              Proxy
                                                                                      Form 10-KSB       Statement
                                                                                      Page              Page
PART I
Item 1  - Description of Business                                                       3               n/a
Item 2  - Description of Property                                                       6               n/a
Item 3  - Legal Proceedings                                                             6               n/a
Item 4  - Submission of Matters to a Vote of Security Holders                           6               n/a

PART II
Item 5  - Market  for Common Equity and Related Shareholder Matters                     6               n/a
Item 6  - Management's Discussion and Analysis                                          8               n/a
Item 7  - Financial Statements                                                          20              n/a
Item 8  - Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                        45              n/a
Item 8a - Controls and Procedures                                                       45              n/a
Item 8b - Other Information                                                             45              n/a

PART III
Item 9  - Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                             45              4 - 9
Item 10 - Executive Compensation                                                        45              9 - 11
Item 11 - Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                               45              3-4
Item 12 - Certain Relationships and Related Transactions                                46              6, 11-12
Item 13 - Exhibits                                                                      46              n/a
Item 14 - Principal Accountant Fees and Services                                        46              7 - 8, 12

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Weststar Financial Services Corporation provides these documents by mail upon request.

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

General

Weststar Financial Services Corporation (the "Registrant" or the "Company") is a bank holding company formed in April 2000 to own all of the common stock of The Bank of Asheville (the "Bank"), a North Carolina-chartered bank that opened for business as a community bank in Asheville, Buncombe County, North Carolina in December 1997. On October 8, 2003, the Company formed Weststar Financial Services Corporation I (the "Trust"), a Delaware statutory trust. The Trust has no operations subsequent to its formation in 2003 other than the issuance of trust preferred securities. At this time, the Company does not engage in any business activities on its own. It only owns the Bank, which engages in the commercial banking business, and the Trust, which was the legal entity formed for its issuance of $4.0 million in trust preferred securities in 2003. On October 19, 2004, the Company formed Bank of Asheville Mortgage Company, LLC, a mortgage broker, of which the Company owns 50% interest.

Primary Market Area

The Registrant's market area consists of Asheville, Buncombe County, North Carolina and surrounding areas. Buncombe County is part of the Asheville Ranally Metropolitan area. Asheville is the county seat and the industrial center of Buncombe County with a population of approximately 68,900. In addition, Asheville is the commercial hub for several other prosperous towns in Buncombe County, including Arden, Biltmore Forest, Black Mountain, Montreat, Skyland, Weaverville and Woodfin. The total population of Buncombe County is 214,600. Statistics are the latest issued by the North Carolina Office of Budget and Management.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant's competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. In Buncombe County as of June 30, 2004 (the latest date for which statistics are available) there were 77 offices of 15 different commercial and savings banks (including the largest banks in North Carolina), as well as offices of credit unions and various other entities engaged in the extension of credit. As of June 30, 2004, Registrant accounted for 3.70% of total deposits held by commercial banks and savings banks in Buncombe County.

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

Employees

The Bank currently employs 43 full-time equivalent employees. Registrant does not have any officers or employees who are not also officers or employees of the Bank. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2004, the Bank was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of 14.44% and 16.45% respectively.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the heading "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Registrant to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

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

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 allows a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies. The Registrant has elected not to qualify as a financial holding company.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

Recent Legislative Developments

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U. S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operation of financial institutions. This act has not had a material impact on our operations.

ITEM 2: DESCRIPTION OF PROPERY

The following table sets forth the location of the Registrant's offices as of December 31, 2004.

                                              APPROX.
                                    YEAR      SQUARE
OFFICE LOCATION                     OPENED    FOOTAGE      OWN/LEASE
---------------                     ------    -------      ---------

Main Office
79 Woodfin Place                    1997      10,000       Own
Asheville, NC

Candler Office
6 Dogwood Road                      1999       1,900       Own building,
Candler, NC                                                lease land

Leicester Highway Office            2000       2,500       Own building,
349 New Leicester Highway                                  lease land
Asheville, NC

Arden Office                        2003       1,300       Lease
2349 Hendersonville Highway
Arden, NC 28704

ITEM 3: LEGAL PROCEEDINGS

There were no known current or pending proceedings as of December 31, 2004.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

Weststar Financial Services Corporation stock is traded on the Over-The-Counter Bulletin Board under the symbol "WFSC." There were 1,166,208 shares outstanding at December 31, 2004 owned by approximately 800 shareholders.

During 2004, 181,100 shares of the Company's common stock were traded. The closing price of the stock on December 31, 2004 was $13.00.

The following table represents stock prices during the trading periods.

2004     1st      2nd      3rd      4th
         Qtr.     Qtr.     Qtr.     Qtr.
High     $12.75   $11.25   $10.50   $13.00
Low      $ 9.90   $ 9.85   $ 9.86   $10.01
Close    $11.50   $10.50   $10.25   $13.00

2003     1st      2nd      3rd      4th
         Qtr.     Qtr.     Qtr.     Qtr.
High     $8.92    $10.25   $13.00   $11.25
Low      $7.83    $ 8.75   $ 9.67   $ 9.50
Close    $8.73    $10.00   $12.50   $11.00

No cash dividends were paid in 2004 or 2003. A 20% stock dividend effected in the form of a 6-for-5 stock split was paid to shareholders in September 2003. Stock prices have been adjusted to reflect the stock dividend. During December 2004, the Board of Directors declared a 20% stock dividend, effected in the form of a 6-for-5 stock split, which was payable in January 2005. Stock prices have not been adjusted to reflect this dividend.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
908.497.2300 or 800.368.5948

Shareholder Information

For  information,   contact  Randall  C.  Hall,  Executive  Vice  President  and
Secretary, Weststar Financial Services Corporation, 79 Woodfin Place, Asheville, North Carolina, 28801 or rhall@bankofasheville.com.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 3:00 p.m., Tuesday, April 19, 2005, at the Renaissance Asheville Hotel, One Thomas Wolfe Plaza, Asheville, North Carolina.

Independent Auditors

Dixon Hughes PLLC, 6525 Morrison Boulevard, Suite 516, Charlotte, NC 28211-3563

See Item 11 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-B.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis is provided to assist in understanding and evaluating the Company's results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Weststar Financial Services Corporation (the "Company") is a holding company for The Bank of Asheville (the "Bank"), a state chartered commercial bank incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of the Bank were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. On October 19, 2004, the Company formed Bank of Asheville Mortgage Company, LLC (the "Mortgage Company"), a mortgage broker, of which the Company owns a 50% interest. Because Weststar Financial Services Corporation has no material operations and conducts no business on its own other than owning the Bank, the discussion contained in Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Weststar Financial Services Corporation and the Bank are collectively referred to herein as the Company.

                               EXECUTIVE OVERVIEW

During 2004, the Company focused significant attention on improving asset quality, asset growth and expansion within its markets. Management emphasized prudent underwriting standards, expanded periodic reviews of loans of $100,000 or more, and enhancement of its loan quality monitoring systems. Net charge-offs during 2004 totaled $575,937 compared to $1,251,995 during 2003. Non-performing assets totaled $3,011,402 and $3,412,741 at December 31, 2004 and 2003,
respectively.  Loans  outstanding  grew by  $10,099,004  or 14% to  $84,852,070.
Management balanced loan growth through liquidity as reflected in the 25% increase in the Company's investment portfolio, which totaled $23,106,660 at December 31, 2004.

The Company increased its deposit market share in Buncombe County from 3.3% at June 30, 2003 to 3.7% at June 30, 2004, according to the latest Federal Deposit Insurance Corporation statistics. From December 31, 2003 to December 31, 2004 the Company's deposits grew to $114,441,748 - an increase of 23%. During the second half of 2004, one of the Company's real estate trust account customers deposited and maintained in excess of $13,400,000 into their money market accounts. Funds in these accounts are considered short-term. Excluding these deposits, the Company's deposits increased 8% from December 31, 2003 to December 31, 2004. Deposit growth reflected continued market penetration and the addition of a fourth banking location, which opened during the latter part of October, 2003. While the Company experienced growth in virtually all categories of deposits, trends reflected interest rate sensitive customers shifting funds from lower interest paying NOW and money market demand accounts into time deposit accounts, which have begun to pay higher rates.

During August 2004, the Company relocated a temporary branch on New Leicester Highway to a permanent site within the same community. The new 2,500 square foot facility allows for continued market penetration and improved customer service. In October, 2004, the Company began the formation of Bank of Asheville Mortgage Company, LLC, which opened for business in January, 2005. The Company owns a 50% interest in the Mortgage Company.

The Company maintained an average interest rate spread of approximately 3.8% during 2004 which, combined with net earning asset growth, resulted in a 15% increase in net interest income during 2004. As a result of historic charge-offs, loan growth and a slight improvement in nonperforming assets, the Company added $1,010,300 to its loan loss reserve compared to $1,405,800 in 2003. Non-interest income decreased primarily as a result of lower fees from the origination of mortgage loans due to higher mortgage loan rates. Mortgage loan fees totaled $116,529 in 2004 compared to $290,431 in 2003. Non-interest expenses totaled $4,105,214 and $3,420,460 in 2004 and 2003, respectively. Operating expenses increased as a result of relocating a temporary branch on New Leicester Highway to a permanent site within the same community, expenses associated with operating a fourth banking location, which opened during October 2003, equity in loss of Bank of Asheville Mortgage Company LLC, and increased expenses associated with supporting loan and deposit growth. Management monitors expenses closely and reviews each expense relative to the benefit provided. Net income totaled $658,204 in 2004 compared to $515,461 in 2003 - a 28% increase. Comprehensive income, which is the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders, net of tax totaled $619,318 and $404,440 in 2004 and 2003, respectively.

                              RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2004 compared to the year ended December 31, 2003.

                              2004 COMPARED TO 2003

Net income for 2004 totaled $658,204 compared to $515,461 in 2003 or $.45 per diluted share and $.36 per diluted share for 2004 and 2003, respectively. The return on average assets and equity, respectively, was .55% and 6.93% for 2004 compared to .51% and 5.78% in 2003. The increase in net income was primarily attributable to increased net interest income.

Interest income, the primary source of revenue for the Company, was derived from interest-earning assets such as loans, investments and federal funds sold. The rate earned on interest-earning assets and dollar volume of the interest-earning assets drive interest income. Interest income totaled $6,036,383 for the year ended December 31, 2004 compared to $5,351,372 in 2003. Growth in the average balance of interest-earning assets increased from $93,902,836 to $111,427,807 or 19% offset by a 3 basis point drop in the rate on interest-earning assets resulted in increased interest income. Interest expense, derived from interest-bearing liabilities such as deposits and borrowed funds, totaled $1,490,085 in 2004 compared to $1,397,761 in 2003. The increase in interest expense was primarily attributable to growth in interest-bearing liabilities during 2004. The average balance of interest-bearing liabilities grew from $75,376,066 in 2003 to $90,335,639 in 2004 or 20%.

As a result of historic charge-offs, loan growth and a slight improvement in nonperforming assets, the Company added $1,010,300 to its loan loss reserve compared to $1,405,800 in 2003. Charge-offs, net of recoveries, totaled $575,937 for 2004 compared to $1,251,995 for 2003. Nonperforming assets totaled $3,011,402 at the end of 2004 compared with $3,412,741 at the end of 2003.

Other income totaled $1,590,925 in 2004 compared to $1,668,110 in 2003. Service charge fees on deposit accounts and other fees and commissions earned account for the majority of non-interest income. During 2004, the Company earned $1,192,809 from service charges on deposit accounts compared to $1,144,669 in 2003, an increase of 4%. The increase resulted from greater service charge income earned from overdraft charges, which produced income of $964,883 in 2004 compared to $939,350 in 2003. Other service fees and commissions, including fees from the origination of mortgage loans, totaled $332,900 in 2004 compared to $446,234 in 2003. The decrease was primarily a result of lower fees from the origination of mortgage loans due to higher mortgage loan rates. Mortgage loan fees totaled $116,529 in 2004 compared to $290,431 in 2003. Mortgage origination activity has a tendency to decrease during periods of rising interest rates as was the case during 2004.

During 2004, the Company sold an investment security, which resulted in a realized gain of $31,613 compared to $45,482 in 2003. The sale resulted from a need to improve liquidity during the period.

Other income, primarily the fees from the sales of checks and deposit slips and recoveries other than loans, provided additional income of $33,603 in 2004 compared to $31,725 in 2003.

Other expenses totaled $4,105,214 in 2004 compared to $3,420,460 in 2003. Expenses increased as a result of increased personnel expense, increased supplies expense to process the Bank's growth in loans and deposits, and expenses associated with opening a fourth full-service banking location during the forth quarter of 2003. Salaries and benefits accounted for $1,846,503 in 2004 or 45% of other expenses compared to $1,538,165 or 45% in 2003. Equipment expenses totaled $329,382 in 2004 compared to $264,871 in 2003. Losses on the dispositions of foreclosures totaled $239,531 during 2004 compared to $129,023 during 2003. Other non-interest expenses of $1,689,798 in 2004 compared to $1,488,401 in 2003 included sundry items such as marketing, accounting, occupancy, and insurance. The Company evaluates the cost of each expense based upon the value generated.

                               NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits) represents the most significant portion of the Company's earnings. It is management's on-going policy to maximize net interest income, while maintaining an acceptable level of risk. Net interest income totaled $4,546,298 and $3,953,611 for 2004 and 2003, respectively, representing an increase of 15.0% for 2004 over 2003. Interest rate spreads have been at least 3.7% over the last two years. The Company continues efforts to maximize this spread by management of both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income/expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last two years.

                  AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
                        For the Years Ended December 31,

                                                               2004                                          2003
                                                              Average                                      Average
                                                Average       Yield/         Income/         Average        Yield/        Income/
                                                Balance        Cost          Expense         Balance         Cost         Expense
ASSETS:
Loans (1)                                    $ 79,542,721       6.6%      $  5,225,639    $ 68,943,841        6.9%      $4,785,672
Taxable securities (2)                         19,650,226       3.1%           603,307      14,292,579        2.9%         416,277
Non-taxable securities (3)                      1,687,325       4.9%            54,458       1,617,975        5.1%          54,801
Federal funds sold                             10,251,120       1.4%           142,056       8,996,430        1.1%          94,067
Interest-bearing deposits                         296,415       3.7%            10,923          52,011        1.1%             555
                                             ------------                 ------------    ------------                  ----------
  Total interest-earning assets               111,427,807       5.4%         6,036,383      93,902,836        5.7%       5,351,372
                                             ------------                 ------------    ------------                  ----------
All other assets                                7,338,116                                    6,862,514
                                             ------------                                 ------------
  Total assets                               $118,765,923                                 $100,765,350
                                             ============                                 ============

Liabilities and
Shareholders' Equity:
Interest-bearing deposits                    $ 84,107,904       1.5%         1,267,976    $ 73,341,774        1.8%       1,332,474
Short-term borrowings                           2,103,735       1.6%            34,358              --         --               --
                                             ------------       ---       ------------    ------------                  ----------
Long-term debt                                  4,124,000       4.6%           187,751       2,034,292        3.2%          65,287
                                             ------------                 ------------    ------------                  ----------
  Total interest-bearing liabilities           90,335,639       1.6%         1,490,085      75,376,066        1.9%       1,397,761
Other liabilities                              18,931,761                                   16,469,730
Shareholders' equity                            9,498,523                                    8,919,554
                                             ------------                                 ------------
Total liabilities and
shareholders' equity                         $118,765,923                                 $100,765,350
                                             ============                                 ============

Net yield on earning-assets
and net interest income (4)                                     4.1%      $  4,546,298                        4.2%      $3,953,611
                                                                          ============                                  ==========
Interest rate spread (5)                                        3.8%                                          3.8%

(1)   Nonaccrual loans have been included.

(2)   Includes investment in Federal Home Loan Bank.

(3) Yields on tax-exempt investments have been adjusted to the tax equivalent basis.

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

                        Interest and Rate/Volume Variance
                        For the Years Ended December 31,

                                                    2004 Compared to 2003                      2003 Compared to 2002
                                            Volume (1)    Rate(1)        Total       Volume (1)     Rate (1)        Total
Interest-bearing deposits in other banks    $   5,807    $   4,561     $  10,368     $  (9,854)    $  (3,813)    $ (13,667)
Investment securities                         162,561       24,126       186,687       312,736      (135,864)      176,872
Federal funds sold                             15,253       32,736        47,989        15,975       (44,767)      (28,792)
Loans                                         716,007     (276,040)      439,967       193,811      (538,387)     (344,576)
                                            ---------    ---------     ---------     ---------     ---------     ---------
Increase in interest income                 $ 899,628    $(214,617)    $ 685,011     $ 512,668     $(722,831)    $(210,163)
                                            =========    =========     =========     =========     =========     =========

Interest-bearing deposits                   $ 178,952    $(243,450)    $ (64,498)    $ 215,662     $(636,450)    $(420,788)
Borrowings                                    142,069       14,753       156,822        36,425         8,200        44,625
                                            ---------    ---------     ---------     ---------     ---------     ---------
Increase in interest expense                $ 321,021    $(228,697)    $  92,324     $ 252,087     $(628,250)    $(376,163)
                                            =========    =========     =========     =========     =========     =========

      (1) The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variance.

              LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2004, such unfunded commitments to extend credit were $18,689,927, while commitments in the form of letters of credit totaled $993,874.

Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2004, payments due under such operating lease arrangements were $84,500 in 2005 and $35,000 in 2006.

Liquidity requirements of the Company are met primarily through two categories of funds. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit. The Company considers these to be a stable portion of the Company's liability mix and results of on-going stable commercial and consumer banking relationships. At December 31, 2004 and 2003, core deposits totaled $94,622,232 or 83% (which excludes a real estate trust customer's money market demand accounts totaling $13,438,618), and $88,435,187 or 95%, respectively, of the Company's total deposits.

The other principal methods of funding utilized by the Company are through large denomination certificates of deposit, federal funds purchased and other short-term and long-term borrowings. Upstream correspondent banks, including the Federal Home Loan Bank of Atlanta, have made available to the Company lines of credit of approximately $16 million. Funding can also be borrowed from the Federal Reserve Bank's discount window. Funds borrowed from the Federal Reserve Bank are based upon a percentage of the underlying collateral. The Company has incurred limited need to borrow from the Federal Reserve Bank; as a result no securities have been allocated to secure borrowings. The Company's policy is to emphasize core deposit growth rather than purchased or brokered liabilities as the cost of these funds is greater.

In the normal course of business, there are various outstanding contractual obligations that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations. See Note 14 to the consolidated financial statements included elsewhere in this report for more information on commitments and contingent liabilities.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                    INTEREST RATE SENSITIVITY (GAP ANALYSIS)
                                DECEMBER 31, 2004


                                        1 - 90           91 - 180       181 - 365        Total           Non-
                                        Days             Days           Days             One Year        Sensitive      Total
Interest-earning assets:
Interest bearing deposits               $    321,280                                     $    321,280                   $    321,280
Federal funds sold                        15,570,000                                       15,570,000                     15,570,000
Investment securities                      7,936,622     $  4,087,019   $  1,174,038       13,197,679    $10,103,419      23,301,098
Federal Home Loan
  Bank stock                                                                                                 307,900         307,900
Loans (1)                                 63,884,380          897,702      2,615,720       67,397,802     14,886,452      82,284,254
                                        ------------     ------------   ------------     ------------    -----------    ------------
  Total interest-earning assets           87,712,282        4,984,721      3,789,758       96,486,761     25,297,771     121,784,532

Interest-bearing liabilities:
Time deposits                             15,757,416        3,828,198      7,230,531       26,816,145      1,952,536      28,768,681
All other deposits                        66,100,518                                       66,100,518                     66,100,518
Borrowings                                                  2,000,000                       2,000,000                      2,000,000
Long-term debt                             4,124,000                                        4,124,000                      4,124,000
                                        ------------     ------------   ------------     ------------    -----------    ------------
  Total interest-bearing liabilities      85,981,934        5,828,198      7,230,531       99,040,663      1,952,536     100,993,199

Interest sensitivity gap                $  1,730,348     $   (843,477)  $ (3,440,773)    $ (2,553,902)
                                        ============     ============   ============     ============
Cumulative interest
  sensitivity gap                       $  1,730,348     $    886,871   $ (2,553,902)
                                        ============     ============   ============
Interest-earning assets
  as a percent of interest
  sensitive liabilities                        102.0%            85.5%          52.4%            97.4%

(1)   Nonaccrual loans have been excluded.

The  Company  has   established   an  acceptable   range  of  80%  to  120%  for
interest-earning assets as a percent of interest sensitive liabilities.

The following table presents the maturity distribution of the Company's loans by type, including fixed rate loans.

   MATURITIES AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST RATES
                             AS OF DECEMBER 31, 2004

                                            Within         One to           Five
                                             One            Five          Years or
                                             Year           Years           More
Commercial, financial and agricultural    $17,667,200    $ 2,394,145    $   100,962
Real estate - mortgage                     47,346,902     14,441,369      1,315,410

Predetermined rate, maturity
  greater than one year                            --     16,835,514      1,416,372
Variable rate or maturing within
  one year                                 65,014,102             --             --

The Company paid an average rate of 1.5% on interest-bearing deposits during 2004 compared to 1.8% during 2003. Significant growth in deposits came from interest-bearing accounts. Interest-bearing transaction and savings accounts grew by $15,734,548 during the period, including a customer's real estate trust accounts totaling $13,438,618, which the Company considers to be temporary funds. As interest rates demonstrated signs of increase during the period, customers began shifting funds from lower rate bearing NOW, money market and savings accounts to higher yielding time deposits. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company's management continuously monitors market pricing, competitor rates, and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing overall profit management. The daily average amounts of deposits of the Company are summarized below.

Average Deposits
For the Year Ended December 31, 2004

Non-interest bearing deposits            $ 18,315,268
Interest-bearing                           84,107,904
                                         ------------
Total                                    $102,423,172
                                         ============

The above table includes deposits of $100,000 and over which at December 31, 2004 totaled $6,380,898. The table below presents the maturities of deposits of $100,000 or more.

Maturities of Deposits of $100,000 or More
December 31, 2004

                                                                                                 Greater
                                            Within            Within            Within           Than
                                            Three             Six               Twelve           One
                                            Months            Months            Months           Year
Time deposits of $100,000 or more           $2,796,188        $834,673          $2,080,156       $669,881

CAPITAL RESOURCES

As of December 31, 2004 and 2003, the Company's ratio of total capital to risk-adjusted assets was 16.45%, and 17.82%, respectively. Average capital to average assets totaled 8.00% and 8.85% at December 31, 2004 and 2003, respectively. The Company remains well capitalized and fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company's liquidity, capital resources or operations.

As of December 31, 2004, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

                                                   Trust                      Junior
                                                 Preferred                 Subordinated
                                   Date of      Securities      Interest     Debt Owed     Final Maturity
          Issuing Entity          Issuance      Outstanding       Rate       To Trust           Date
       ----------------------    ----------    -------------  -----------  ------------    --------------
       Weststar Financial Ser-
          vices Corporation I    10/10/2003      $4,000,000     Floating        --         10/07/2033
       Weststar Financial Ser-
          vices Corporation      10/10/2003           --        Floating    $4,124,000     10/07/2033

The Company owns all of the common stock of the Trust, which has issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trusts. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The Company's obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.

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

The Company used funds from the trust preferred securities to inject approximately $3.8 million of capital into the Bank during 2003. Additional capital allows the Bank to support growth within its existing offices and through opening additional offices within its market. Shortly after the issuance of the trust preferred securities, the Bank opened its fourth full-service banking office in Buncombe County.

LOANS

The Company makes loans within its market area, defined as Asheville and Buncombe County, North Carolina. It makes both commercial and consumer loans. Total loans outstanding at December 31, 2004 and 2003 were $84,852,070 and $74,753,066, respectively. The Company places emphasis on consumer loans and commercial loans to small businesses and professionals. The Company has a diversified loan portfolio with no concentration to any one borrower or industry. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

                                      LOANS
                                  December 31,

                                 2004                2003                2002                  2001                  2000
                                           % of                % of                 %of                  % of                  % of
                                          Total               Total                Total                 Total                 Total
                                Amount    Loans     Amount    Loans     Amount     Loans      Amount     Loans      Amount     Loans
LOANS
Real estate -
  Construction               $11,470,223    13%  $ 8,372,934    11%  $12,334,543     18%   $11,139,588     17%   $ 8,894,309    15%
  Mortgage                    51,633,458    61%   46,014,314    61%   37,214,677     55%    35,189,010     54%    32,332,304    53%
Commercial, financial
  and agricultural            20,162,307    24%   18,603,317    25%   16,367,306     24%    16,512,498     25%    17,939,971    30%
Consumer                       1,747,694     2%    1,909,709     3%    2,188,840      3%     2,553,710      4%     1,338,067     2%
                             -----------   ---   -----------   ---   -----------    ---    -----------    ---    -----------   ---
Total loans                   85,013,682   100%   74,900,274   100%   68,105,366    100%    65,394,806    100%    60,504,651   100%
                                           ===                 ===                  ===                   ===                  ===
Deferred originations
  fees, net                     (161,612)           (147,208)           (127,387)             (163,824)             (212,020)
Total loans, net of
                             -----------         -----------         -----------           -----------           -----------
  deferred fees              $84,852,070         $74,753,066         $67,977,979           $65,230,982           $60,292,631
                             ===========         ===========         ===========           ===========           ===========

                              NONPERFORMING ASSETS
                                  December 31,

                             2004           2003           2002          2001         2000
NONPERFORMING ASSETS
Nonaccrual loans           $2,567,816    $2,145,772    $1,079,750    $1,050,813    $  522,137
Other real estate owned       401,345     1,145,186       724,986       733,941            --
Repossessions                  42,241       121,783        67,204        18,598            --
                           ----------    ----------    ----------    ----------    ----------
Total                      $3,011,402    $3,412,741    $1,871,940    $1,803,352    $  522,137
                           ==========    ==========    ==========    ==========    ==========

The increase in non-accrual loans was primarily attributable to a small number of larger balance loans, which experienced deterioration in performance.

Real estate loans comprised 74% of the portfolio in 2004 compared to 73% in 2003. Commercial loans comprised 24% of the portfolio in 2004 compared to 25% in 2003, while consumer loans comprised 2% in 2004 compared to 3% in 2003. Commercial loans of $20,162,307, consumer loans of $1,747,694 and real estate mortgage loans of $51,633,458 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business. Real estate construction loans of $11,470,228 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally are issued at then current market rates and have fixed expiration dates of 1 year or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit was $19,683,801 and $20,435,251 at December 31, 2004 and 2003, respectively.

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

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,869,920 and $1,838,798 at December 31, 2004 and 2003, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $219,846 and $182,013 at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, the Company recognized interest income from impaired loans of $59,546 and $89,004, respectively.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at December 31, 2004 and 2003 was $1,608,366 and $1,174,003 or 1.90% and 1.57%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .72% and 1.82% during 2004 and 2003, respectively. Primarily because of a recessionary economy,
charge-offs  in  2003,   2002,  and  2001  exceeded  that  of  prior  historical
experiences.

                    CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

                                                    2004             2003             2002             2001              2000
Balance at beginning of year                    $ 1,174,003      $ 1,020,198      $   978,467      $   871,706      $   528,808
Loans charged-off:
  Commercial, financial and agricultural           (579,930)      (1,075,792)        (568,710)        (373,087)        (112,062)
  Real estate:
    Construction                                         --               --         (127,810)              --               --
    Mortgage                                        (48,000)        (157,142)         (33,574)         (90,275)              --
  Consumer                                          (69,682)        (124,680)        (159,471)         (27,238)              --
                                                -----------      -----------      -----------      -----------      -----------
Total charge-offs                                  (697,612)      (1,357,614)        (889,565)        (490,600)        (112,062)
                                                -----------      -----------      -----------      -----------      -----------
Recoveries of loans previously charged -off:
  Commercial, financial and agricultural             73,054           71,942           19,753           45,270               --
  Real estate:
    Construction                                         --               --            1,531               --               --
    Mortgage                                         25,000               --           13,322               --               --
  Consumer                                           23,621           33,677           18,770            1,671               --
                                                -----------      -----------      -----------      -----------      -----------
Total recoveries                                    121,675          105,619           53,376           46,941               --
                                                -----------      -----------      -----------      -----------      -----------
Net charge-offs                                    (575,937)      (1,251,995)        (836,189)        (443,659)        (112,062)
                                                -----------      -----------      -----------      -----------      -----------
Provision for loan losses                         1,010,300        1,405,800          877,920          550,420          454,960
                                                -----------      -----------      -----------      -----------      -----------
Balance at end of year                          $ 1,608,366      $ 1,174,003      $ 1,020,198      $   978,467      $   871,706
                                                ===========      ===========      ===========      ===========      ===========

Ratio of net charge-offs during the year to
  average loans outstanding during the year             .72%            1.82%            1.26%             .70%             .23%

Despite recent improvements in asset quality and charge-offs, the loan loss reserve was increased due to historical asset quality and charge-offs. Sustained improvements in economic conditions, asset quality and charge-offs may justify a lower loan loss reserve in the future. Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss reserve allowance. Based upon this analysis, management believes the allowance is adequate to support current loans outstanding. Management has further increased its underwriting analysis, training and loan monitoring.

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

During 2004, there were no changes in the estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers affect the assessment of the allowance.

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                       December 31,
                             2004                 2003                   2002                  2001                  2000
                                        % of                  %of                   %of                   %of                   %of
                                       Total                 Total                 Total                 Total                 Total
                            Amount     Loans     Amount      Loans      Amount     Loans      Amount     Loans      Amount     Loans
Real estate              $1,139,769     74%    $  863,606      72%    $  690,842     73%    $  645,743     71%    $  553,337    68%
Commercial, financial
  and agricultural          388,559     24%       267,584      25%       287,860     24%       280,653     25%       278,879    30%
Consumer                     54,528      2%        23,722       3%        19,184      3%        19,381      4%        15,822     2%
Unallocated                  25,510     --         19,091      --         22,312     --         32,690     --         23,668    --
                         ----------    ---     ----------     ---     ----------    ---     ----------    ---     ----------   ---
Total allowance          $1,608,366    100%    $1,174,003     100%    $1,020,198    100%    $  978,467    100%    $  871,706   100%
                         ==========    ===     ==========     ===     ==========    ===     ==========    ===     ==========   ===

INVESTMENT SECURITIES

At December 31, 2004 and 2003, securities carried at market value totaled $23,106,660 and $18,512,297, respectively, with amortized costs of $23,301,098 and $18,643,453, respectively. All investment securities are available for sale. Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors.

MATURITIES AND YIELDS OF DEBT SECURITIES

December 31, 2004
Available for sale: (1)
                                                        Amortized
TYPE                                                    Cost           Yield (2)

U.S. Government agencies - within 1 to 5 years          $11,860,264    3.2%
Mortgage-backed securities - within 1 to 5 years          2,657,902    3.5%
                                                        -----------    ---
  Total - within 1 to 5 years                            14,518,166    3.2%

Mortgage-backed securities - within 5 to 10 years         6,111,075    3.4%
N.C. Municipal bonds - within 5 to 10 years               1,572,435    4.8%
                                                        -----------    ---
  Total - within 5 to 10 years                            7,683,510    4.1%

Mortgage-backed securities - greater than 10 years          986,001    4.5%
N.C. Municipal bonds - greater than 10 years                113,421    4.7%
                                                        -----------    ---
  Total - greater than 10 years                           1,099,422    4.5%

    Total                                               $23,301,098    3.6%
                                                        ===========    ===

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

(2) Yields on tax-exempt securities have been adjusted to the tax equivalent basis.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

INFLATION

Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

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

SELECTED FINANCIAL INFORMATION AND OTHER DATA

SELECTED AVERAGE BALANCES:

                                                              2004      Yield             2003      Yield
         Non-interest bearing demand deposits        $  18,315,268              $   15,904,282
         Interest-bearing demand deposits               50,844,982       1.2%       39,442,377       1.3%
         Savings deposits                                2,291,726        .3%        2,030,104        .4%
         Time deposits                                  30,161,196       2.1%       31,869,293       2.5%
                                                     -------------              --------------
         Total deposits                              $ 102,423,172              $   89,246,056
                                                     =============              ==============

SELECTED PERFORMANCE RATIOS:

         Return on average assets                              .55%                        .51%
         Return on average equity                             6.93%                       5.78%
         Dividend payout ratio                                   0%                          0%
         Equity to assets ratio                               8.00%                       8.85%

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to the meet the financing needs of its customers. See Note 14 to the consolidated financial statements included elsewhere in this report for more information regarding these commitments and contingent liabilities.

ITEM 7: FINANCIAL STATEMENTS

              WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm..............      21

Consolidated Balance Sheets as of December 31, 2004 and 2003.........      22

Consolidated Statements of Operations and Comprehensive Income
   for the years ended December 31, 2004 and 2003....................      23

Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 2004 and 2003....................      25

Consolidated Statements of Cash Flows
   for the years ended December 31, 2004 and 2003....................      26

Notes to Consolidated Financial Statements...........................      27

                                     [LOGO]

                        [LETTERHEAD OF DIXON HUGHES PLLC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Weststar Financial Services Corporation:

We have audited the accompanying consolidated balance sheets of Weststar Financial Services Corporation and Subsidiary (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Weststar Financial Services Corporation and Subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Dixon Hughes PLLC

Charlotte, North Carolina
February 2, 2005

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
================================================================================

ASSETS                                                                     2004                2003
                                                                      -------------       -------------
Cash and cash equivalents:
   Cash and due from banks                                            $   3,729,987       $   3,657,060
   Interest-bearing deposits                                                321,280              39,617
   Federal funds sold                                                    15,570,000           8,294,000
                                                                      -------------       -------------
     Total cash and cash equivalents                                     19,621,267          11,990,677
                                                                      -------------       -------------
Investment securities - available for sale, at fair value
   (amortized cost of $23,301,098 and $18,643,453 at
   December 31, 2004 and 2003, respectively)                             23,106,660          18,512,297
Loans                                                                    84,852,070          74,753,066
Allowance for loan losses                                                (1,608,366)         (1,174,003)
                                                                      -------------       -------------
   Net loans                                                             83,243,704          73,579,063
Premises and equipment, net                                               2,650,156           2,333,869
Accrued interest receivable                                                 564,816             457,814
Federal Home Loan Bank stock, at cost                                       307,900             175,400
Deferred income taxes                                                       390,140             220,460
Foreclosed properties                                                       443,586           1,266,969
Other assets                                                                678,478             525,739
                                                                      -------------       -------------

TOTAL                                                                 $ 131,006,707       $ 109,062,288
                                                                      =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits:
     Demand                                                           $  19,572,549       $  17,707,429
     NOW accounts                                                        22,603,723          22,923,031
     Money market accounts                                               41,332,780          25,469,714
     Savings                                                              2,164,015           1,973,225
     Time deposits of $100,000 or more                                    6,380,898           4,966,351
     Other time deposits                                                 22,387,783          20,361,788
                                                                      -------------       -------------
        Total deposits                                                  114,441,748          93,401,538
Short-term borrowings                                                     2,000,000                  --
Accrued interest payable                                                    138,362             120,853
Other liabilities                                                           492,410             348,949
Long-term debt                                                            4,124,000           6,000,000
                                                                      -------------       -------------
          Total liabilities                                             121,196,520          99,871,340
                                                                      -------------       -------------

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, authorized - 1,000,000 shares;
     no shares issued and outstanding                                            --                  --
   Common stock, $1 par value, authorized - 9,000,000 shares;
     outstanding shares - 1,166,208 at December 31, 2004
     and 2003, respectively                                               1,166,208           1,166,208
   Additional paid-in capital                                             7,030,589           7,030,589
   Retained earnings                                                      1,732,872           1,074,747
   Accumulated other comprehensive loss                                    (119,482)            (80,596)
                                                                      -------------       -------------
          Total shareholders' equity                                      9,810,187           9,190,948
                                                                      -------------       -------------

TOTAL                                                                 $ 131,006,707       $ 109,062,288
                                                                      =============       =============

See Notes to Consolidated Financial Statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2004 and 2003
================================================================================

                                                         2004             2003
                                                      ----------      ----------
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans                         $5,225,639      $4,785,672
   Federal funds sold                                    142,056          94,067
   Interest-bearing deposits                              10,923             555
   Investments:
      Taxable interest income                            595,446         407,293
      Non-taxable interest income                         54,458          54,801
      Dividends                                            7,861           8,984
                                                      ----------      ----------
        Total interest and dividend income             6,036,383       5,351,372
                                                      ----------      ----------

INTEREST EXPENSE:
   Time deposits of $100,000 or more                     125,180         178,405
   Other time and interest bearing-deposits            1,142,796       1,154,069
   Short-term borrowings                                  34,358              10
   Long-term debt                                        187,751          65,277
                                                      ----------      ----------
        Total interest expense                         1,490,085       1,397,761
                                                      ----------      ----------

NET INTEREST INCOME                                    4,546,298       3,953,611

PROVISION FOR LOAN LOSSES                              1,010,300       1,405,800
                                                      ----------      ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                         3,535,998       2,547,811
                                                      ----------      ----------

OTHER INCOME:
   Service charges on deposit accounts                 1,192,809       1,144,669
   Other service fees and commissions                    332,900         446,234
   Securities gains                                       31,613          45,482
   Other                                                  33,603          31,725
                                                      ----------      ----------
      Total other income                               1,590,925       1,668,110
                                                      ----------      ----------

OTHER EXPENSES:
   Salaries and wages                                  1,594,864       1,344,343
   Employee benefits                                     251,639         193,822
   Occupancy expense, net                                336,941         238,277
   Equipment rentals, depreciation and maintenance       329,382         264,871
   Supplies                                              242,910         225,770
   Data processing fees                                  468,428         386,113
   Professional fees                                     266,273         327,670
   Marketing                                             179,125         115,799
   Net expenses from foreclosed properties               239,531         129,023
   Other                                                 196,121         194,772
                                                      ----------      ----------
      Total other expenses                             4,105,214       3,420,460
                                                      ----------      ----------

INCOME BEFORE INCOME TAX PROVISION                     1,021,709         795,461

INCOME TAX PROVISION                                     363,505         280,000
                                                      ----------      ----------

NET INCOME                                            $  658,204      $  515,461
                                                      ==========      ==========

See Notes to Consolidated Financial Statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
Years Ended December 31, 2004 and 2003
================================================================================

                                                           2004          2003
                                                        ---------     ---------

OTHER COMPREHENSIVE LOSS BEFORE TAX:
   Unrealized holding losses on securities
      available for sale                                $ (31,668)    $(135,242)
        Tax effect                                         12,208        52,161
                                                        ---------     ---------
   Unrealized holding losses on securities
      available for sale, net of tax                      (19,460)      (83,081)

   Reclassification adjustment for realized gains         (31,613)      (45,482)
      Tax effect                                           12,187        17,542
                                                        ---------     ---------
   Reclassification adjustment for realized gains,
      net of tax                                          (19,426)      (27,940)

OTHER COMPREHENSIVE LOSS, NET OF TAX                      (38,886)     (111,021)
                                                        ---------     ---------

COMPREHENSIVE INCOME                                    $ 619,318     $ 404,440
                                                        =========     =========

BASIC INCOME PER SHARE                                  $     .47     $     .37
                                                        =========     =========

DILUTED INCOME PER SHARE                                $     .45     $     .36
                                                        =========     =========

See Notes to Consolidated Financial Statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2004 and 2003
================================================================================

                                                                                                       Accumulated
                                                                                                          Other
                                                  Common Stock            Additional                      Compre-         Total
                                           --------------------------      Paid-In       Retained         hensive      Shareholders'
                                              Shares         Amount        Capital       Earnings      Income (Loss)      Equity
                                           -----------    -----------    -----------    -----------   --------------   -------------
BALANCE, DECEMBER 31, 2002                     957,539    $   957,539    $ 7,120,187    $   561,003     $    30,425    $ 8,669,154
  Net unrealized losses
    securities available for sale                   --             --             --             --        (111,021)      (111,021)
  Issuance of common stock                      15,436         15,436        103,635             --              --        119,071
  Stock split                                  193,233        193,233       (193,233)            --              --             --
  Cash paid in lieu of fractional shares            --             --             --         (1,717)             --         (1,717)
  Net income                                        --             --             --        515,461              --        515,461
                                           -----------    -----------    -----------    -----------     -----------    -----------

BALANCE, DECEMBER 31, 2003                   1,166,208      1,166,208      7,030,589      1,074,747         (80,596)     9,190,948

  Net unrealized losses
    securities available for sale                   --             --             --             --         (38,886)       (38,886)
  Cash paid in lieu of fractional shares            --             --             --            (79)             --            (79)
  Net income                                        --             --             --        658,204              --        658,204
                                           -----------    -----------    -----------    -----------     -----------    -----------

BALANCE, DECEMBER 31, 2004                   1,166,208    $ 1,166,208    $ 7,030,589    $ 1,732,872     $  (119,482)   $ 9,810,187
                                           ===========    ===========    ===========    ===========     ===========    ===========

See Notes to Consolidated Financial Statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003
================================================================================

                                                                  2004                2003
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $    658,204       $    515,461
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                 381,313            328,364
      Provision for loan losses                                  1,010,300          1,405,800
      Premium amortization and discount accretion, net             109,430             84,003
      Deferred income tax provision                               (145,286)            38,730
      Net expenses from foreclosed properties                      204,927             91,092
      Loss on sales of premises and equipment                       18,180                 15
      Gains on sale of securities                                  (31,613)           (45,482)
      (Increase) decrease in accrued interest receivable          (107,002)            30,135
      Increase in other assets                                     (28,738)          (185,901)
      Increase (decrease) in accrued interest payable               17,509            (36,607)
      Increase (decrease) in other liabilities                     143,461            (35,282)
      Loss on uninsured deposits                                        --             67,811
                                                              ------------       ------------
        Net cash provided by operating activities                2,230,685          2,258,139
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                  (12,385,613)       (20,316,885)
   Maturities of securities available for sale                   7,096,552         12,103,695
   Net increase in loans                                       (10,914,609)        (8,643,965)
   Proceeds from the sales of foreclosed properties                858,124            269,109
   Proceeds from sales of securities                               553,600          2,038,750
   Net expenditures on foreclosed properties                            --           (218,097)
   Proceeds from sales of premises and equipment                       200              1,625
   Additions to premises and equipment                            (715,980)          (659,104)
    Purchase of Federal Home Loan Bank Stock                      (132,500)                --
   Redemption of Federal Home Loan Bank stock                           --             54,400
                                                              ------------       ------------
      Net cash used in investing activities                    (15,640,226)       (15,370,472)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts
      and savings accounts                                      17,599,668         14,366,522
   Net increase (decrease) in certificates of deposits           3,440,542         (9,444,253)
   Cash paid for fractional shares                                     (79)            (1,717)
   Issuance of common stock                                             --             66,636
   Proceeds from borrowings                                             --          2,000,000
   Proceeds from issuance of trust preferred securities                 --          4,000,000
                                                              ------------       ------------
      Net cash provided by financing activities                 21,040,131         10,987,188
                                                              ------------       ------------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                     7,630,590         (2,125,145)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                            11,990,677         14,115,822
                                                              ------------       ------------

   End of year                                                $ 19,621,267       $ 11,990,677
                                                              ============       ============

SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                     $  1,472,576       $  1,434,368
                                                              ============       ============
   Cash paid for income taxes                                 $    332,169       $    210,608
                                                              ============       ============

NONCASH TRANSACTIONS:
   Loans transferred to foreclosed properties                 $    239,668       $    830,510
                                                              ============       ============

See Notes to Consolidated Financial Statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Weststar Financial Services Corporation is a holding company with one subsidiary, The Bank of Asheville (the "Bank"). The Bank is a state chartered commercial bank which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Weststar Financial Services Corporation formed the Weststar Financial Services Corporation I (the "Trust") during October 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation. Bank of Asheville Mortgage Company, LLC (the "Mortgage Company") is a state chartered mortgage bank which was incorporated in North Carolina on October 19, 2004 of which Weststar Financial Services Corporation is a 50% owner. The Mortgage Company originates conventional mortgage loans.

      Basis of Presentation - The consolidated financial statements include the accounts of Weststar Financial Services Corporation and its subsidiary, The Bank of Asheville (herein referred to collectively as the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Stock Compensation Plans (Continued)

      At December 31, 2004, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

                                                                        2004                2003
                                                                    -------------      -------------
      Net income as reported                                        $     658,204      $     515,461
      Less: Total stock-based employee compensation expense
        determined under fair value method for all awards, net
        of related tax effects                                            102,232            159,001
                                                                    -------------      -------------
      Pro forma net income                                          $     555,972      $     356,460
                                                                    =============      =============

      Net income per share:
        As reported:
          Basic                                                     $         .47      $         .37
                                                                    =============      =============
          Diluted                                                   $         .45      $         .36
                                                                    =============      =============
        Pro forma:
          Basic                                                     $         .40      $         .26
                                                                    =============      =============
          Diluted                                                   $         .38      $         .24
                                                                    =============      =============

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

      Foreclosed Properties - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed properties.

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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

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

      Net Income Per Share - During both 2004 and 2003, the Company declared a six-for-five stock split. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for the stock splits.

      Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. During 2004 and 2003, there were no shares excluded due to antidilution.

      Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for two stock splits, as summarized below:

                                                                               2004          2003
                                                                            ---------      ---------
      Weighted average number of common shares used in
        in computing basic net income per share                             1,399,266      1,384,694

       Effect of dilutive stock options                                        71,877         67,128
                                                                            ---------      ---------

       Weighted average number of common shares and dilutive potential
        common shares used in computing diluted net income per share        1,471,143      1,451,822
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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      New Accounting Standards - In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The Company adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also required certain disclosures of an entity's relationship with variable interest entities.

      The Company adoption of FIN 46R resulted in deconsolidation of Weststar Financial Services Corporation I, which was created for the sole purpose of issuing trust preferred securities. Historically, the junior subordinated debentures issued by the Company to the Trust were included in trust preferred securities in the consolidated balance sheets. As a result of the implementation of FIN 46R, the Company's investment in the common equity of the Trust is now included in the consolidated balance sheets in other assets. In addition, trust preferred securities have been deconsolidated and junior subordinated debentures are now reflected in long-term debt.

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

      Reclassifications - Certain amounts in the prior year's financial statements have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on net income or shareholders' equity as previously recorded.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

2.    INVESTMENT SECURITIES

      The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2004 and 2003 are as follows:

      Available-for-sale securities consist of the following at December 31, 2004:

                                                                   Gross            Gross
                                                Amortized       unrealized       unrealized           Fair
                                                   cost            gains            losses            value
                                               -----------      -----------      -----------       -----------
      Type and Maturity Group

      U.S. Government agencies due -
        Within 1 to 5 years                    $11,860,264      $     3,031      $   (79,326)      $11,783,969
      Mortgage-backed securities due -
        Within 1 to 5 years                      2,657,902            1,027          (35,177)        2,623,752
                                               -----------      -----------      -----------       -----------
           Total due with in 1 to 5 years       14,518,166            4,058         (114,503)       14,407,721
                                               -----------      -----------      -----------       -----------

      Mortgage-backed securities due -
        Within 5 to 10 years                     6,111,075            9,701          (79,276)        6,041,500
      N.C. Municipal bonds due -
        Within 5 to 10 years                     1,572,435           10,230          (17,119)        1,565,546
                                               -----------      -----------      -----------       -----------
           Total due within 5 to 10 years        7,683,510           19,931          (96,395)        7,607,046
                                               -----------      -----------      -----------       -----------

      Mortgage-backed securities due -
        after 10 years                             986,001              390           (2,330)          984,061
      N.C. Municipal bonds                         113,421               --           (5,589)          107,832
                                               -----------      -----------      -----------       -----------
           Total due within 5 to 10 years        1,099,422              390           (7,919)        1,091,893
                                               -----------      -----------      -----------       -----------

               Total at December 31, 2004      $23,301,098      $    24,379      $  (218,817)      $23,106,660
                                               ===========      ===========      ===========       ===========

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

2.    INVESTMENT SECURITIES (Continued)

      Available-for-sale securities consist of the following at December 31, 2003:

                                                                     Gross            Gross
                                                 Amortized        unrealized        unrealized           Fair
                                                    cost             gains            losses             value
                                               ------------      ------------      ------------       ------------
      Type and Maturity Group

      U.S. Government agencies due -
        Within 1 year                          $    500,627      $      9,975      $         --       $    510,602
                                               ------------      ------------      ------------       ------------

      U. S. Government agencies due -
        Within 1 to 5 years                       5,500,000             5,937           (33,750)         5,472,187
      Mortgage-backed securities due -
        Within 1 to 5 years                       2,767,375                --           (37,950)         2,729,425
      N.C. Municipal bonds due -
        Within 1 to 5 years                         257,177            12,600                --            269,777
                                               ------------      ------------      ------------       ------------
           Total due with in 1 to 5 years         8,524,552            18,537           (71,700)         8,471,389
                                               ------------      ------------      ------------       ------------

      Mortgage-backed securities due -
        Within 5 to 10 years                      7,463,939               586          (107,094)         7,357,431
      N.C. Municipal bonds due -
        Within 5 to 10 years                      1,451,675            22,460              (954)         1,473,181
                                               ------------      ------------      ------------       ------------
           Total due within 5 to 10 years         8,915,614            23,046          (108,048)         8,830,612
                                               ------------      ------------      ------------       ------------

      Mortgage-backed securities due -
        after 10 years                              588,247             3,025                --            591,272
      N.C. Municipal bonds                          114,413                --            (5,991)           108,422
                                               ------------      ------------      ------------       ------------
           Total due within 5 to 10 years           702,660             3,025            (5,991)           699,694
                                               ------------      ------------      ------------       ------------

               Total at December 31, 2003      $ 18,643,453      $     54,583      $   (185,739)      $ 18,512,297
                                               ============      ============      ============       ============

      For the year ended December 31, 2004 and 2003, proceeds from the sales of investment securities available for sale totaled $553,600 and $2,038,750, respectively. Gross realized gains from the sales in 2004 and 2003 amounted to $31,613 and $45,482, respectively.

      Securities with carrying values of $1,800,000 and $1,425,000 at December 31, 2004 and 2003, respectively, were pledged to secure public monies on deposit as required by law.

      The following table shows investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. These unrealized losses on investment securities as of December 31, 2004 are a result of volatility in the market during 2004 and relate to seven U.S. Government Agency bonds, two N.C. Municipal bonds, and eleven mortgage-backed securities. All unrealized losses on investment securities resulted from increases in interest rates and are considered by management to be temporary given the credit ratings on these investment securities and the duration of the unrealized loss.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

2.    INVESTMENT SECURITIES (Continued)

      December 31, 2004:

                                                Less Than 12 Months           12 Months or More                 Total
                                          ---------------------------    --------------------------    --------------------------
                                             Fair          Unrealized        Fair        Unrealized       Fair         Unrealized
                                             value           losses         value           losses        value         losses
                                          -----------     -----------    -----------    -----------    -----------    -----------
      Securities available for sale:
        U.S. government agencies          $ 6,466,094     $    44,170    $ 1,464,844    $    35,156    $ 7,930,938    $    79,326
        N.C. municipal bonds                  107,833           5,583        370,606         17,125        478,439         22,708
        Mortgage-backed securities            512,793           2,330      6,897,285        114,453      7,410,078        116,783
                                          -----------     -----------    -----------    -----------    -----------    -----------

        Total temporarily impaired
          securities                      $ 7,086,720     $    52,083    $ 8,732,735    $   166,734    $15,819,455    $   218,817
                                          ===========     ===========    ===========    ===========    ===========    ===========

      December 31, 2003:

                                               Less Than 12 Months                                 12 Months or More
                                          ---------------------------                   -----------------------------------------
                                             Fair          Unrealized        Fair        Unrealized        Fair        Unrealized
                                             value           losses         value          losses         value          losses
                                          -----------     -----------    -----------    -----------    -----------    -----------
      Securities available for sale:
        U.S. government agencies          $ 1,466,250     $    33,750    $        --    $        --    $ 1,466,250    $    33,750
        N.C. municipal bonds                  482,238           6,945             --             --        482,238          6,945
        Mortgage-backed securities          9,043,474         145,044             --             --      9,043,474        145,044
                                          -----------     -----------    -----------    -----------    -----------    -----------

        Total temporarily impaired
          securities                      $10,991,962     $   185,739    $        --    $        --    $10,991,962    $   185,739
                                          ===========     ===========    ===========    ===========    ===========    ===========

      The aggregate cost of the Company's cost method investment, Federal Home Loan Bank stock, totaled $307,900 at December 31, 2004. The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired) with an aggregate cost of $307,900. The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.

3.    LOANS

      Loans at December 31, 2004 and 2003 classified by type are as follows:

                                                       2004               2003
                                                   ------------       ------------
      Real estate:
       Construction                                $ 11,470,223       $  8,372,934
       Mortgage                                      51,633,458         46,014,314
       Commercial, financial and agricultural        20,162,307         18,603,317
       Consumer                                       1,747,694          1,909,709
                                                   ------------       ------------
           Subtotal                                  85,013,682         74,900,274
       Net deferred loan origination fees              (161,612)          (147,208)
                                                   ------------       ------------

      Total                                        $ 84,852,070       $ 74,753,066
                                                   ============       ============

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

3.    LOANS (Continued)

      Nonperforming assets at December 31, 2004 and 2003:

                                                       2004             2003
                                                   ----------        ----------

      Nonaccrual loans                             $2,567,816        $2,145,772
      Other real estate owned                         401,345         1,145,186
      Repossessions                                    42,241           121,783
                                                   ----------        ----------

      Total                                        $3,011,402        $3,412,741
                                                   ==========        ==========

      No loans have been restructured during 2004 or 2003. Loans totaling $1,869,920 and $1,838,798 were considered impaired as of December 31, 2004 and 2003, respectively. Impaired loans of $1,869,920 and $1,838,936 had related allowances for loan losses of $219,846 and $182,013 at December
      31, 2004 and 2003, respectively. The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003 was $1,705,295 and $1,981,764, respectively. For the years ended December 31, 2004 and 2003, the Company recognized interest income from impaired loans of approximately $59,546 and $89,004, respectively.

      Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Company in the ordinary course of business. At December 31, 2003, directors' direct and indirect indebtedness to the Company aggregated $2,949,251. During 2004, $1,758,011 in new loans were made and repayments of $1,656,513 were collected, resulting in a balance of $3,050,749 at December 31, 2004. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

4.    ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for loan losses for the years ended December 31, 2004 and 2003 are as follows:

                                                      2004              2003
                                                  -----------       -----------

      Balance at beginning of year                $ 1,174,003       $ 1,020,198
      Provision for loan losses                     1,010,300         1,405,800
      Charge-offs                                    (697,612)       (1,357,614)
      Recoveries                                      121,675           105,619
                                                  -----------       -----------

      Balance at end of year                      $ 1,608,366       $ 1,174,003
                                                  ===========       ===========

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

5.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 2004 and 2003 are as follows:

                                                              2004              2003
                                                          -----------       -----------
      Land                                                $   113,900       $   113,900
      Land improvements                                       121,873           121,873
      Building and improvements                             1,977,959         1,530,875
      Furniture and equipment                               1,633,851         1,463,839
      Leasehold improvements                                  413,507           459,238
      Construction in progress                                 65,253            29,580
                                                          -----------       -----------
                 Total                                      4,326,343         3,719,305
      Less accumulated depreciation and amortization       (1,676,187)       (1,385,436)
                                                          -----------       -----------

      Total                                               $ 2,650,156       $ 2,333,869
                                                          ===========       ===========

6. Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $381,313 and $328,364, respectively.

DEPOSIT ACCOUNTS

      At December 31, 2004, the scheduled maturities of time deposits are as follows:

      2005                                                                  $   26,685,824
      2006                                                                       1,450,041
      2007                                                                         489,401
      2008                                                                         143,415
                                                                            --------------

      Total                                                                 $   28,768,681
                                                                            ==============

INCOME TAXES

7. The significant components of the income tax provision for the years ended December 31, 2004 and 2003 follow:

                                                              2004              2003
                                                          -----------       -----------
      Current tax provision                               $   508,791       $   241,270
      Deferred tax provision                                 (145,286)           38,730
                                                          -----------       -----------

      Net provision for income taxes                      $   363,505       $   280,000
                                                          ===========       ===========

      The difference between the provision for income taxes and the amounts applied by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

                                                              2004              2003
                                                          -----------       -----------
      Benefit computed at statutory rate of 34%           $   347,381       $   270,457

      Effect of state income taxes                             52,139            36,193
      Other                                                   (36,015)          (26,650)
                                                          -----------       -----------

                                                          $   363,505       $   280,000
                                                          ===========       ===========

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

7.    INCOME TAXES (Continued)

      Significant components of deferred taxes at December 31, 2004 and 2003 are as follows:

                                                                        2004              2003
                                                                    -----------       -----------
      Deferred tax assets:
        Allowance for loans losses                                  $   329,961       $   195,412
        Net unrealized losses on available for sale securities           74,956            50,561
        Loss on investment                                                   --            33,854
        Deferred compensation                                            64,715            49,195
                                                                    -----------       -----------

          Total deferred tax assets                                     469,632           329,022
                                                                    -----------       -----------

      Deferred tax liabilities:
        Premises and equipment                                          (35,387)          (16,030)
        Prepaid expenses                                                (44,104)          (39,140)
        Other                                                                --           (53,392)
                                                                    -----------       -----------

          Total deferred tax liabilities                                (79,491)         (108,562)
                                                                    -----------       -----------

      Net recorded deferred tax asset                               $   390,141       $   220,460
                                                                    ===========       ===========

8.    LEASES

      The Company leases certain banking facility premises and equipment under operating lease agreements. Future minimum rental payments are as follows:

                   2005                     $      84,500
                   2006                            35,000
                                            -------------

                   Total                    $     119,500
                                            =============

      The land for a branch office is leased from a partnership that includes a director of the Company. The annual rental is $33,750. Rental expense charged to operations under all operating lease agreements was $88,882 and $51,251 for the years ended December 31, 2004 and 2005, respectively.

9.    LONG-TERM DEBT

      In 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of Weststar Financial Services Corporation I, a statutory trust (the "Trust"), which was created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company's $124,000 investment in the common equity of the trust being included in the condensed consolidated balance sheets as other assets with a corresponding increase to long-term debt. The Company is now recording greater interest expense and income received from the trusts with no effect on net income. The income and interest expensed received from and paid to the trust, respectively, is being included in the consolidated statements of income and comprehensive income (loss) as other noninterest income and interest expense. The increases to other noninterest income and interest expense would have been $1,215 for the year ended December 31, 2004 has FIN 46R been implemented on January 1, 2003.

      As of December 31, 2004, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

                                                   Trust                      Junior
                                                 Preferred                 Subordinated
                                   Date of      Securities      Interest     Debt Owed     Final Maturity
          Issuing Entity          Issuance      Outstanding       Rate        To Trust          Date
       ------------------------   --------      -----------     --------   ------------    --------------
       Weststar Financial Ser-
          vices Corporation I    10/10/2003      $4,000,000     Floating         --          10/07/2033
       Weststar Financial Ser-
          vices Corporation      10/10/2003           --        Floating    $4,124,000       10/07/2033

      The Company owns all of the common stock of the Trust, which has issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trusts. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The Company's obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

      Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.

10.   STOCK OPTIONS

      In 2001, the Company's shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan ("Nonstatutory Plan") and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan ("Incentive Plan"). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 91,471 and 92,491, respectively. Of the maximum number of shares available for grant, 68,821 were outstanding under the Nonstatutory Plan and 89,475 were outstanding under the Incentive Plan at December 31, 2004. Option prices for both plans are established at market value, which was $5.88, on the dates granted by the Board of Directors.

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

      Stock option information related to the plans for the years ended December 31, 2004 and 2003 follows:

                                                                Exercise
                                                                  Price
                                                   Shares       Per Share
                                                   ------       ---------
      Nonstatutory Plan
      -----------------
      Outstanding December 31, 2002                91,471         $5.88
        Exercised                                 (22,650)         5.88
                                                  -------
      Outstanding, December 31, 2003               68,821          5.88
                                                  -------

      Outstanding, December 31, 2004               68,821          5.88
                                                  =======

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

10.   STOCK OPTIONS (Continued)

      Incentive Plan
      --------------
      Outstanding, December 31, 2002                    90,490       $5.88
        Cancelled                                         (290)       5.88
                                                   -----------
      Outstanding, December 31, 2003                    90,200        5.88
        Cancelled                                         (725)       5.88
                                                   -----------
      Outstanding, December 31, 2004                    89,475        5.88
                                                   ===========

                                                                At December 31, 2004
                                      ------------------------------------------------------------------------
                                                  Outstanding Options                   Exercisable Options
                                      ------------------------------------------    --------------------------
                                                       Remaining      Weighted                       Weighted
                                                         Life         Average                         Average
      Exercise Price                    Shares          (Years)        Price          Shares           Price
                                      ----------      ----------    ------------    ------------    ----------
      Nonstatutory Plan
           $  5.88                      68,821             6.5        $    5.88        68,821        $    5.88

      Incentive Plan
           $  5.88                      89,475             6.5        $    5.88        71,365        $    5.88

11.   EMPLOYEE BENEFIT PLANS

      The Company sponsors a defined contribution 401(k) plan which allows those employees who have attained the age of 21 years and worked 1,000 hours to elect to contribute a portion of their salary to the plan in accordance with the provisions and limits set forth in the plan document. The plan was established in March 1999. The Company makes discretionary matching contributions in an amount determined each plan year to each participant who makes 401(k) savings contributions during the year. The Company may also make a discretionary profit-sharing contribution for a plan year to those participants employed during the year. The Company's contribution to the plan was $42,445 and $34,038 for the years ended December 31, 2004 and 2003, respectively.

      During 2001, a key employee entered into a salary continuation agreement with the Company providing for periodic payments at the retirement or death of the employee. The present value of the estimated liability, which was $167,873 and $127,615 at December 31, 2004 and 2003, respectively, is being accrued over the vesting period defined in the agreement. The related expense was $40,259 and $36,600 for the years ended December 31, 2004 and 2003, respectively. The Company is the owner and beneficiary of a life insurance policy on this key employee which will be used to fund the Company's liability under the salary continuation agreement. The total net cash surrender value of this policy at December 31, 2004 was $152,015.

12.   BORROWINGS

      The Company has $5,000,000 available in overnight federal fund lines of credit and an approximately $13,000,000 open line of credit with the Federal Home Loan Bank (FHLB). There was one advance from the FHLB in the amount of $2,000,000 at a fixed rate of 1.65% outstanding at December 31, 2004 and 2003, respectively. The advance is due in full on June 27, 2005; interest is payable monthly. The Company intends to retain the remaining line of credit for cash needs in the future. There were no federal funds purchased at December 31, 2004. Pursuant to a collateral agreement with the FHLB, advances are collateralized by qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2004 was approximately $8,266,000. Federal funds purchased generally represent overnight borrowing by the Company for temporary funding requirements. The average daily balance outstanding and the average annual interest rate paid during the year were $103,735 and 1.31%, respectively. The maximum amount of federal funds outstanding at any month end during 2004 was $332,000.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

13.   REGULATION AND REGULATORY RESTRICTIONS

      The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina State Banking Commission.

      The Company is not presently subject to any regulatory restrictions on dividends. The Company's ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2004, the Bank had undivided profits of $1,714,883. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2004, the ratio was 10.14% for the Bank, leaving all $1,714,883 of the Bank's undivided profits available for the payment of dividends.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2004, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2004 and 2003, that the Company meets all capital adequacy requirements to which it is subject. To be categorized as adequately capitalized under the regulatory framework for prompt corrective action, the Company must monitor the minimum capital ratios as set forth in the table below.

      The Company's actual capital amounts and ratios are also presented in the table (dollar amounts in thousands):

                                                                                       Minimum To Be Well
                                                                    Minimum             Capitalized Under
                                                                  For Capital           Prompt Corrective
                                            Actual                Requirement           Action Provisions
                                      -----------------       ------------------       ------------------
                                      Amount      Ratio       Amount       Ratio       Amount       Ratio
                                      ------      -----       ------       -----       ------       -----
      As of December 31, 2004:
        Total Capital (to Risk
          Weighted Assets)
          Consolidated               $15,080      16.45%      $ 7,332       8.00%      $ 9,165      10.00%
          Bank                        14,525      15.90%        7,310       8.00%        9,137      10.00%
        Tier I Capital (to Risk
          Weighted Assets)
          Consolidated                13,239      14.44%        3,666       4.00%        5,499       6.00%
          Bank                        13,337      14.64%        3,655       4.00%        5,482       6.00%
        Tier I Capital (to
          Average Assets)
          Consolidated                13,239      10.25%        5,165       4.00%        6,456       5.00%
          Bank                        13,337      10.35%        5,154       4.00%        6,442       5.00%

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

13.   REGULATION AND REGULATORY RESTRICTIONS (Continued)

    As of December 31, 2003:
      Total Capital (to Risk
        Weighted Assets)
        Consolidated               $14,274      17.82%      $ 6,408       8.00%      $ 8,010      10.00%
        Bank                        13,855      17.32%        6,397       8.00%        7,997      10.00%
      Tier I Capital (to Risk
        Weighted Assets)
        Consolidated                12,361      15.43%        3,204       4.00%        4,806       6.00%
        Bank                        12,853      16.07%        3,199       4.00%        4,798       6.00%
      Tier I Capital (to
        Average Assets)
        Consolidated                12,361      11.48%        4,306       4.00%        5,382       5.00%
        Bank                        12,853      11.95%        4,301       4.00%        5,376       5.00%

14.   COMMITMENTS AND CONTINGENCIES

      The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit at December 31, 2004 and 2003 was $19,683,801 and $20,435,251, respectively.

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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                       2004                        2003
                                              ----------------------      -----------------------
                                              Carrying     Estimated      Carrying      Estimated
                                               amount     fair value       amount      fair value
                                              --------    ----------      --------     ----------
                                                                (In thousands)
      Assets:
        Cash and cash equivalents             $ 19,621      $ 19,621      $ 11,991      $ 11,991
        Investment securities                   23,307        23,107        18,512        18,512
        Federal Home Loan Bank stock               308           308           175           175
        Loans                                   84,852        86,105        74,753        76,250
        Interest receivable                        565           565           458           458

      Liabilities:
        Demand deposits, NOW accounts,
          money market accounts, savings        85,673        85,673        68,073        68,073
        Time deposits                           28,769        28,778        25,328        25,389
        Short-term borrowings                    2,000         2,000         2,000         2,000
        Interest payable                           138           138           121           121
        Long-term debt                           4,124         4,124         4,000         4,000

      Off-balance-sheet - commitments to
        extend credit                               --        19,684            --        20,435

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

      Short-term borrowings and long-term debt - The fair values are based on discounting expected cash flows at the interest rate for debt with same or similar remaining maturities and collateral requirements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

16.   PARENT COMPANY FINANCIAL DATA

      The following is a summary of the condensed financial statements of Weststar Financial Corporation as of and for the years ended December 31, 2004 and 2003:

                            Condensed Balance Sheets
                           December 31, 2004 and 2003

                                                                                  2004               2003
                                                                              ------------       ------------
      Assets
        Cash and due from banks                                               $    401,411       $    264,360
        Investment in The Bank of Asheville, at equity                          13,258,054         12,772,309
        Investment in Weststar Financial Services Corporation I                    124,000            124,000
        Investment in Bank of Asheville Mortgage Company, LLC, at equity            38,671                 --
        Other assets                                                               161,913            194,971
                                                                              ------------       ------------

      Total assets                                                            $ 13,984,049       $ 13,355,640
                                                                              ============       ============

      Liabilities and Shareholders' Equity
        Liabilities:
          Junior subordinated debentures payable to
            Weststar Financial Services Corporation I                         $  4,124,000       $  4,124,000
          Other                                                                     49,862             40,692
        Stockholders' equity                                                     9,810,187          9,190,948
                                                                              ------------       ------------

      Total liabilities and shareholders' equity                              $ 13,984,049       $ 13,355,640
                                                                              ============       ============

                       Condensed Statements of Operations
                     Years Ended December 31, 2004 and 2003

                                                                                  2004                2003
                                                                              ------------       ------------
      Interest Income:
        Interest-bearing deposits                                             $     21,655       $         --
                                                                              ------------       ------------
      Interest Expense:
        Junior subordinated debentures issued to
          Weststar Financial Services Corporation I                                187,751             39,178
                                                                              ------------       ------------
      Non-interest Income:
        Equity in earnings of subsidiary bank                                      739,953            541,211
        Other                                                                       98,400             56,500
                                                                              ------------       ------------
          Total Non-interest Income                                                858,353            597,711
      Non-interest Expenses:
        Equity in loss of Bank of Asheville Mortgage Company., LLC                  11,329                 --
        Other                                                                       44,169             56,337
                                                                              ------------       ------------
          Total Non-interest Expenses                                               55,498             56,337

      Income before income tax benefit                                             636,759            502,196

      Income tax benefit                                                           (41,445)           (13,265)
                                                                              ------------       ------------

      Net income                                                              $    658,204       $    515,461
                                                                              ============       ============

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003
================================================================================

16.   PARENT COMPANY FINANCIAL DATA (Continued)

                       Condensed Statements of Cash Flows
                     Years Ended December 31, 2004 and 2003

                                                                         2004              2003
                                                                     -----------       -----------
      Cash Flows from Operating Activities:
        Net income                                                   $   658,204       $   515,461
        Noncash items included in net income:
          Equity in undistributed earnings of The
             Bank of Asheville                                          (739,953)         (541,211)
          Equity in undistributed loss of The Bank of Asheville
             of Asheville Mortgage Company, LLC                           11,329                --
          Income tax (benefit)                                            24,255           (13,265)
          Increase in other assets                                         8,803          (116,684)
          Increase (decrease) in other liabilities                         9,170            35,909
                                                                     -----------       -----------
             Net cash used in operating activities                       (28,192)         (119,790)
                                                                     -----------       -----------

      Cash Flows from Investing Activities:
        Upstream dividends received from The Bank of Asheville           215,322            37,998
        Investment in Weststar Financial Services
          Corporation I                                                       --          (124,000)
          The Bank of Asheville Mortgage Company, LLC                    (50,000)               --
          The Bank of Asheville                                               --        (3,800,000)
                                                                     -----------       -----------
             Net cash provided (used) in investing activities            165,322        (3,886,002)
                                                                     -----------       -----------

      Cash Flows from Financing Activities:
        Junior subordinated debentures issued to
          Weststar Financial Services Corporation I                           --         4,124,000
        Cash paid for fractional shares                                      (79)           (1,717)
        Exercise of stock options                                             --            66,636
                                                                     -----------       -----------
             Net cash provided (used) in financing activities                (79)        4,188,919
                                                                     -----------       -----------

      Net increase (decrease) in cash                                    137,051           183,127
        Beginning                                                        264,360            81,233
                                                                     -----------       -----------

        Ending                                                       $   401,411       $   264,360
                                                                     ===========       ===========

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a: CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2004. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

There was not any change in the Company's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

ITEM 8b: OTHER INFORMATION

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

See pages 4 - 9 of Registrant's 2005 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

Code of Ethics

The Company has adopted a Code of Ethics that applies among others, to its principal executive officer and principal financial officer. The Company's Code of Ethics is available at http://www.bankofasheville.com.

ITEM 10: EXECUTIVE COMPENSATION

See pages 9 - 11 of Registrant's 2005 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In 2001, the Company's shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan ("Nonstatutory Plan") and the
Weststar Financial Services Corporation 2001 Incentive Stock Option Plan ("Incentive Plan"). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 91,471 and 92,491, respectively. Of the maximum number of shares available for grant, 68,821 were outstanding under the Nonstatutory Plan and 89,475 were outstanding under the Incentive Plan at December 31, 2004. Option prices for both plans are established at market value, which was $5.88, on the dates options were granted by the Board of Directors. The following chart contains details of the grants:

                                                                                           Number of securities
                                                                                            remaining available
                                                                                            for future issuance
                                      Number of securities           Weighted-average              under equity
                                         to be issued upon         exercise price of         compensation plans
                                               exercise of       outstanding options,     (excluding securities
              Plan Category           outstanding options,        warrants and rights   reflected in column (a))
                                                  (a)                        (b)                        (c)
       Equity compensation
          plans approved by     Nonstatutory - 68,821                      $5.88                      None
           security holders        Incentive - 89,475                      $5.88                     1,961

        Equity compensation
         plans not approved
        by security holders                      None                       None                      None

                      Total                   158,296                      $5.88                     1,961

See pages 3 - 4 of Registrant's 2005 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b), for additional information regarding Security Ownership of Certain Beneficial Owners and Management.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See pages 6 and 11-12 of Registrant's 2005 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

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

10(ii) Employment Agreement between the Bank and Randall C. Hall, dated March 20, 1998*

10(iii) 401(k) Savings Plan of the Bank*

10(iv) 2001 Incentive Stock Option Plan**

10(v) 2001 Nonstatutory Stock Option Plan**

10(vi) Amended and Restated Declaration of Trust by and between Wells Fargo Bank, N.A., as Delaware Trustee and Institutional Trustee, Weststar Financial Services Corporation, as Sponsor, and certain Administrative Trustees, dated October 10, 2003***

10(vii) Indenture between Weststar Financial Services Corporation and Wells Fargo Bank, N.A., as Indenture trustee, dated October 10, 2003***

10(viii)  Guarantee   Agreement  by  and  between  Weststar  Financial  Services
Corporation and Wells Fargo Bank, N.A., as Guarantee Trustee, dated October 10, 2003***

10(ix) Floating Rate Junior Subordinated Debenture of Weststar Financial Services Corporation, dated October 10, 2003 (included as Exhibit A to Exhibit 10(vii))***

21 Subsidiaries

99 2005 Proxy Statement****

*  Incorporated  by  reference  to  the  Registration   Statement  on  Form  S-4
(Registration No. 333-30200 filed February 11, 2000 with the Securities and Exchange Commission.)

** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 22, 2002.

*** Incorporated by reference to the Registrant's Current report on Form 8-K, filed with the Securities and Exchange Commission on November 5, 2003.

**** As filed with the SEC pursuant to Rule 14a-6(b).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

See pages 7 - 8, and 12 of Registrant's 2005 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

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

                                    Date:  February 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/W. Edward Anderson                            February 15, 2005
----------------------
W. Edward Anderson
Director

/s/M. David Cogburn, M.D.                        February 15, 2005
-------------------------
M. David Cogburn, M.D.
Director

/s/Steven D. Cogburn                             February 15, 2005
--------------------
Steven D. Cogburn
Director

/s/G. Gordon Greenwood                           February 15, 2005
----------------------
G. Gordon Greenwood
President & Chief Executive Officer

/s/Patricia P. Grimes                            February 15, 2005
---------------------
Pat Grimes
Director

/s/Randall C. Hall                               February 15, 2005
------------------
Randall C. Hall
Secretary/Treasurer
Chief Financial Officer and
Principal Accounting Officer

/s/Darryl J. Hart                                February 15, 2005
-----------------
Darryl J. Hart
Director

/s/Carol L. King                                 February 15, 2005
----------------
Carol L. King
Director

/s/Stephen L. Pignatiello                        February 15, 2005
-------------------------
Stephen L. Pignatiello
Director

/s/Laura A. Webb                                 February 15, 2005
----------------
Laura A. Webb
Director

/s/David N. Wilcox                               February 15, 2005
------------------
David N. Wilcox
Director

                                  EXHIBIT INDEX

        Exhibit                                                                                Page
         Number           Exhibit                                                             Number
         ------           -------                                                             ------
          3(i)            Articles of Incorporation                                              *

         3(ii)            Bylaws                                                                 *

         10(i)            Employment Agreement of G. Gordon Greenwood                            *

         10(ii)           Employment Agreement of Randall C. Hall                                *

        10(iii)           401 (k) Savings Plan                                                   *

        10(iv)            Incentive Stock Option Plan                                            *

         10(v)            Nonstatutory Stock Option Plan                                         *

         10(vi)           Amended and Restated Declaration of Trust                              *

                          Indenture between Weststar Financial Services Corporation
        10(vii)           and Wells Fargo Bank, N.A.                                             *

                          Guarantee Agreement by and between Weststar Financial
        10(viii)          Services Corporation and Wells Fargo Bank, N.A.                        *

                          Floating Rate Junior Subordinated Debenture of Weststar
         10(ix)           Financial Services Corporation                                         *

           21             Subsidiaries                                                    Filed herewith

           99             2005 Proxy Statement                                                  **

*     Incorporated by reference.

**    As filed with the SEC pursuant to Rule 14a-6(b).