Form 10QSB
period 2005-03-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2005-05-12
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to
                               --------------------       --------------------

                        Commission File Number: 000-30515

                     Weststar Financial Services Corporation
             (Exact name of registrant as specified in its charter)

              North Carolina                                  56-2181423
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

Common stock, $1.00 par value - 1,400,266 shares outstanding as of May 11, 2005.

INDEX                                                                      Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           March 31, 2005 and December 31, 2004                             3

         Consolidated Statements of Operations
           Three Months Ended March 31, 2005 and 2004                       4

         Consolidated Statements of Comprehensive Income
           Three Months Ended March 31, 2005 and 2004                       5

         Consolidated Statements of Changes in Shareholders' Equity
           Three Months Ended March 31, 2005 and 2004                       6

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2005 and 2004                       7

         Notes to Consolidated Financial Statements                         8

Item 2 - Management's Discussion and Analysis
           Financial Condition and Results of Operations                   10

Item 3 - Controls and Procedures                                           18

Part II - OTHER INFORMATION

Exhibit Index                                                              19

Signatures                                                                 20

Part I.  FINANCIAL INFORMATION

Item I.  Financial Statements


Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets                                                     (unaudited)
                                                                                  March 31,        December 31,
                                                                                    2005               2004*
                                                                               -------------      -------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                      $   5,941,933      $   3,729,987
  Interest-bearing deposits                                                          315,820            321,280
  Federal funds sold                                                               9,349,000         15,570,000
                                                                               -------------      -------------
      Total cash and cash equivalents                                             15,606,753         19,621,267
Investment securities -
  Available for sale, at fair value (amortized cost of
  $22,898,926 and $23,301,098, respectively)                                      22,392,349         23,106,660
Loans                                                                             87,317,004         84,852,070
Allowance for loan losses                                                         (1,655,160)        (1,608,366)
                                                                               -------------      -------------
Net loans                                                                         85,661,844         83,243,704
Premises and equipment, net                                                        2,626,386          2,650,156
Accrued interest receivable                                                          596,219            564,816
Federal Home Loan Bank stock, at cost                                                531,500            307,900
Deferred income taxes                                                                544,385            390,140
Foreclosed properties                                                                145,780            443,586
Other assets                                                                         757,193            678,478
                                                                               -------------      -------------
TOTAL                                                                          $ 128,862,409      $ 131,006,707
                                                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                       $  22,362,405      $  19,572,549
  NOW accounts                                                                    20,473,543         22,603,723
  Money market accounts                                                           29,112,260         41,332,780
  Savings                                                                          2,304,258          2,164,015
  Time deposits of $100,000 or more                                               11,760,545          6,380,898
  Other time deposits                                                             22,260,446         22,387,783
                                                                               -------------      -------------
        Total deposits                                                           108,273,457        114,441,748
Short-term borrowings                                                              2,000,000          2,000,000
Accrued interest payable                                                             169,896            138,362
Other liabilities                                                                    576,641            492,410
Long-term debt                                                                     8,124,000          4,124,000
                                                                               -------------      -------------
      Total liabilities                                                          119,143,994        121,196,520
                                                                               -------------      -------------

SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                     --                 --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 1,400,266 and 1,166,208, respectively         1,400,266          1,166,208
Additional paid-in capital                                                         6,801,431          7,030,589
Retained earnings                                                                  1,828,010          1,732,872
Accumulated other comprehensive loss                                                (311,292)          (119,482)
                                                                               -------------      -------------
      Total shareholders' equity                                                   9,718,415          9,810,187
                                                                               -------------      -------------
TOTAL                                                                          $ 128,862,409      $ 131,006,707
                                                                               =============      =============

*Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)    Three Months
                                                    Ended March 31,
                                                  2005           2004
                                              ----------       ----------
INTEREST INCOME:
Interest and fees on loans                    $1,436,064       $1,314,336
Federal funds sold                                44,116            8,109
Interest-bearing deposits                          6,899              615
Investments:
  Taxable interest income                        174,253          128,972
  Nontaxable interest income                      13,429           14,553
  Corporate dividends                              2,619            1,547
                                              ----------       ----------
       Total interest income                   1,677,380        1,468,132
                                              ----------       ----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                 56,126           26,852
Other time and savings deposits                  353,666          246,842
Short-term borrowings                              8,138            1,358
Long-term debt                                    64,369           51,403
                                              ----------       ----------
     Total interest expense                      482,299          326,455
                                              ----------       ----------
NET INTEREST INCOME                            1,195,081        1,141,677
PROVISION FOR LOAN LOSSES                        240,505          322,800
                                              ----------       ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                 954,576          818,877
                                              ----------       ----------
OTHER INCOME:
Service charges on deposit accounts              269,701          300,659
Other service fees and commissions                85,834           83,345
Securities gains                                      --           31,613
Other                                              8,112           10,080
                                              ----------       ----------
       Total other income                        363,647          425,697
                                              ----------       ----------
OTHER EXPENSES:
Salaries and wages                               436,411          405,738
Employee benefits                                 83,047           78,254
Occupancy expense, net                            85,538           77,734
Equipment rentals, depreciation and
  Maintenance                                     87,639           80,130
Supplies                                          62,684           61,666
Professional fees                                 81,878           71,022
Data processing fees                             119,032          116,688
Marketing                                         47,103           35,448
Net expenses from foreclosed properties           75,513           28,625
Other                                             85,788           55,070
                                              ----------       ----------
        Total other expenses                   1,164,633        1,010,375
                                              ----------       ----------
INCOME BEFORE INCOME TAXES                       153,590          234,199
INCOME TAX PROVISION                              56,065           82,010
                                              ----------       ----------
NET INCOME                                    $   97,525       $  152,189
                                              ==========       ==========

EARNINGS PER SHARE:
Basic                                         $     0.07       $     0.11
                                              ==========       ==========
Diluted                                       $     0.07       $     0.10
                                              ==========       ==========

See notes to consolidated financial statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
                                                           Three   Months
                                                           Ended March 31,
                                                         2005           2004
                                                      ---------      ---------

NET INCOME                                            $  97,525      $ 152,189
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized holding gains (losses) on securities
    available for sale                                 (312,141)       170,730
  Tax effect                                            120,331        (65,849)
                                                      ---------      ---------
  Unrealized holding gains (losses) on securities
  available for sale, net of tax                       (191,810)       104,881

  Reclassification adjustment for realized gains             --        (31,613)
     Tax effect
  Reclassification adjustment for realized gains,            --         12,193
                                                      ---------      ---------
     Net of tax                                              --        (19,420)

OTHER COMPREHENSIVE INCOME (LOSS), NET  OF TAX         (191,810)        85,461
                                                      ---------      ---------

COMPREHENSIVE INCOME (LOSS)                           $ (94,285)     $ 237,650
                                                      =========      =========

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (unaudited) For the Three Months Ended March 31, 2005 and 2004

                                                                                                   Accumulated
                                                                       Additional                     Other           Total
                                               Common Stock             Paid-In       Retained     Comprehensive  Shareholders'
                                           Shares         Amount        Capital       Earnings     Income/(Loss)     Equity
Balance December 31, 2003                 1,166,208    $ 1,166,208    $ 7,030,589    $ 1,074,747     ($ 80,596)   $ 9,190,948
  Net change in unrealized
     gain on securities held for sale                                                                   85,461         85,461
  Net income                                                                             152,189                      152,189
                                          -----------------------------------------------------------------------------------
Balance March 31, 2004                    1,166,208    $ 1,166,208    $ 7,030,589    $ 1,226,936      $  4,865    $ 9,428,598
                                          ===================================================================================

Balance December 31, 2004                 1,166,208    $ 1,166,208    $ 7,030,589    $ 1,732,872     ($119,482)   $ 9,810,187
 Stock split                                233,058        233,058       (233,058)
  Net change in unrealized
     loss on securities held for sale                                                                 (191,810)      (191,810)
  Issuance of common stock                    1,000          1,000          3,900                                       4,900
 Cash dividend paid in lieu of                                                            (2,387)                      (2,387)
fractional shares
  Net income                                                                              97,525                       97,525
                                          -----------------------------------------------------------------------------------
Balance March 31, 2005                    1,400,266    $ 1,400,266    $ 6,801,431    $ 1,828,010     ($311,292)   $ 9,718,415
                                          ===================================================================================

See notes to consolidated financial statements.


Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,                                                  2005          2004
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $     97,525    $    152,189
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation                                                                        93,541          97,229
  Provision for loan losses                                                          240,505         322,800
  Premium amortization and discount accretion, net                                    20,915          23,463
  Deferred income tax provision                                                      (33,915)        (15,100)
  Net expenses from foreclosed properties                                             69,428          21,783
  Gain on sales of securities                                                             --         (31,613)
  (Increase) decrease in accrued interest receivable                                 (31,403)          6,002
  (Increase) decrease in other assets                                                 (3,715)         44,709
  Increase in accrued interest payable                                                31,534          24,132
  Increase in other liabilities                                                       84,231          95,543
                                                                                ------------    ------------
    Net cash provided by operating activities                                        568,646         741,137
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale                                          (500,000)             --
Maturities of securities available for sale                                          881,256       1,501,593
Net increase in loans                                                             (2,658,645)     (4,301,516)
Proceeds from sales of foreclosed properties                                         153,378           7,100
Proceeds from sales of securities                                                         --         553,600
Proceeds from sales of premises and equipment                                          1,947              --
FHLB stock purchase                                                                 (223,600)        (96,600)
Additions to premises and equipment                                                  (71,718)        (52,188)
                                                                                ------------    ------------
    Net cash used in investing activities                                         (2,417,382)     (2,388,011)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, MMDA and savings accounts         (11,420,601)     (4,125,614)
Net increase in time deposits                                                      5,252,310       8,501,519
Cash paid for fractional shares                                                       (2,387)             --
Issuance of common stock                                                               4,900              --
Proceeds from FHLB advances                                                        4,000,000              --
                                                                                ------------    ------------
Net cash (used in) provided by financing activities                               (2,165,778)      4,375,905
                                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (4,014,514)      2,729,031
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  19,621,267      11,990,677
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 15,606,753    $ 14,719,708
                                                                                ============    ============

See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORTION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Weststar Financial Services Corporation (the "Company") is a holding company with one subsidiary, The Bank of Asheville (the "Bank"). The Bank is a state chartered commercial bank which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding area. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the "Trust") during October 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation. Bank of Asheville
      Mortgage Company, LLC (the "Mortgage Company") is a state chartered mortgage bank which was incorporated in North Carolina on October 19, 2004 of which Weststar Financial Services Corporation is a 50% owner. The Mortgage Company originates conventional mortgage loans.

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2005 and December 31, 2004, and the consolidated results of their operations and their cash flows for the three-month periods ended March 31, 2005 and 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

      The accounting policies followed are set forth in Note 1 to the 2004 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at March 31, 2005 and December 31, 2004 classified by type are as follows:

                                                 March 31,     December 31,
                                                   2005            2004
                                                   ----            ----
      Real Estate:
        Construction                           $ 12,154,242    $ 11,470,223
        Mortgage                                 54,121,494      51,633,458
      Commercial, financial and agricultural     19,646,345      20,162,307
      Consumer                                    1,573,449       1,747,694
                                               ------------    ------------
      Subtotal                                   87,495,530      85,013,682
      Net deferred loan origination fees           (178,526)       (161,612)
                                               ------------    ------------
      Total                                    $ 87,317,004    $ 84,852,070
                                               ============    ============


3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of commitments to extend credit were $19,540,576 and $19,683,801 at March 31, 2005 and December 31, 2004, respectively.

4. Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding of 1,399,577 and 1,399,266 for the quarters ended March 31, 2005 and 2004, respectively. Diluted earnings per share have been computed using common stock and common stock equivalents of 1,494,493 and 1,472,034. Prior period amounts have been adjusted to reflect a 6-for-5 stock split paid in the form of a 20% stock dividend during January 2005.

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

      At March 31, 2005, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

      For the Periods Ended March 31,                   2005           2004
                                                        ----           ----

      Net income as reported                        $     97,525   $   152,189
      Less:  Total stock-based employee
      compensation expense determined
      under fair value method for all awards, net
      of related tax effects                              25,147        25,358
                                                    ------------   -----------
      Pro forma net income                          $     72,378   $   126,831
                                                    ============   ===========

      Net income per share:
        As reported:

          Basic                                     $       0.07   $      0.11
                                                    ============   ===========
          Diluted                                   $       0.07   $      0.10
                                                    ============   ===========

        Pro forma:

          Basic                                     $       0.05   $      0.09
                                                    ============   ===========

          Diluted                                   $       0.05   $      0.08
                                                    ============   ===========

Item 2. Management's Discussion and Analysis
        Financial Condition and Results of Operations

Weststar Financial Services Corporation & Subsidiaries
Management's Discussion and Analysis

EXECUTIVE OVERVIEW

During 2005, the Company continued its focus on improving asset quality, asset growth and expansion. Management emphasized prudent underwriting standards, increased periodic reviews of loans of $100,000 or more, and expanded its loan quality monitoring systems. During the period asset quality began to demonstrate signs of improvement. Non-performing assets decreased from $3,011,402 at December 31, 2004 to $2,969,649 at March 31, 2005. Net charge-offs for the period totaled $193,712 compared to $241,088 for the period ended Mach 31, 2004. Loans outstanding grew by 3% to $87,317,004 from December 31, 2004, which reflected improved economic conditions and increased market share.

Deposits decreased 6% to $108,273,457. The decrease was attributable to the outflow of approximately $13,400,000 in money market accounts, which were temporary funds from one of the Company's largest real estate trust accounts. Excluding these funds, deposits increased approximately 7% over December 31, 2004.

The Company increased its net interest income by 5% as due to growth in net earning assets. As a result of charge-offs and loan growth, the Company added $240,505 to the loan loss reserve compared to $322,800 during the comparable period in 2004. Non-interest income decreased 14% to $363,647. The decrease was primarily attributable to $35,383 decreased fees from overdraft charges, which is based on activity volume, and $31,613 in gains from the sale of investment securities during 2004 compared to none during 2005. Non-interest expenses increased 15% primarily as a result of growth in loans, deposits and the addition of a new permanent facility for the Leicester banking office and increased expenses from foreclosed properties. Management monitors expenses closely and reviews each expense relative to the benefit provided.

Net income totaled $97,525 and $152,189 for the periods ended March 31, 2005 and 2004, respectively - a decrease of 36%.

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2005 COMPARED TO DECEMBER 31, 2004

During the period from December 31, 2004 to March 31, 2005, total assets decreased $2,144,298 or 2%. This decrease, reflected primarily in the cash and cash equivalents, resulted from a decrease in deposits.

Securities, federal funds sold and interest-bearing balances with other financial institutions at March 31, 2005 totaled $32,057,169 compared to $38,997,940 at December 31, 2004. Through an investment in the Federal Home Loan Bank, the Company gained access to the federal Home Loan Bank system. This access grants the Company sources of funds for lending and liquidity. Investments in Federal Home Loan Bank stock to date total $531,500.

At March 31, 2005, the loan portfolio constituted 68% of the Company's total assets. Loans increased $2,464,934 from December 31, 2004 to March 31, 2005.

Improved economic conditions resulted in the 3% increase in loan growth. Management places a strong emphasis on loan quality. At March 31, 2005, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,598,956, $1,709,452, and $1,869,920 at March 31, 2005 and 2004, and December 31, 2004,
respectively. The average recorded balance of impaired loans during 2005 and 2004 was not significantly different from the balance at March 31, 2005 and 2004 and December 31, 2004. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $184,202 and $166,732 and $219,846 at March 31, 2005 and 2004, and December 31, 2004 respectively. For the three-month periods ended March 31, 2005 and 2004, Weststar recognized interest income from impaired loans of approximately $24,393 and $12,484. See "Asset Quality" for discussion for an analysis of loan loss reserves.

Deposits decreased $6,168,291 during the three months ended March 31, 2005. The decrease in deposits was attributable to the outflow in excess of $13.4 million in money market accounts, which were temporary funds from one of the Company's largest real estate trust accounts. Excluding these funds, deposits increased approximately 7% over December 31, 2004. Time deposits of $100,000 or more grew by $5,379,647; the increase was primarily the result of a 45-day deposit in excess of $5 million. The investor had not yet indicated whether or not he will renew the deposit. Total demand deposits and NOW accounts grew by $659,676 to $42,835,948 due to continued market penetration.

Short-term borrowings consisted of one advance from the FHLB, which totaled $2,000,000 at March 31, 2004. The interest rate on this advance was 1.65% and matures on June 27, 2005. Long-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000 and trust preferred securities of $4,124,000. The interest rate on this advance was 5.01% and matures on March 23, 2010. Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans. The trust preferred securities bear a rate of LIBOR plus 315 basis point and pay dividends quarterly. The rate is subject to quarterly resets. The trust preferred securities mature October 7, 2033, and are callable on or after October 7, 2008. Approximately $3.3 million was eligible for inclusion as Tier I capital. The Company plans to use the capital to support growth and branch expansion.

The Company's capital at March 31, 2005 to risk weighted assets totaled 16.35%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of March 31, 2005, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended March 31, 2005 totaled $1,195,081 compared to $1,141,677 in 2004. This increase was attributable to growth in net earning assets. The Company's net interest margin was approximately 3.9% and 4.3% for the quarters ended March 31, 2005 and 2004, respectively.

Weststar recorded a provision for loan losses of $240,505 and $322,800 for the quarters ended March 31, 2005 and 2004, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." Despite improved performance in credits, the allowance for loan losses remained relatively high due to charge-off experience during the past three years.

Other non-interest income for the March 31, 2005 and 2004 quarters totaled $363,647 and $425,697, respectively. The decrease in service charge income primarily reflects a decrease in overdraft charge income of $35,383 and $31,613 from securities gains. The decrease in overdraft charges was based on activity during the period. Other service fees and commission remained relatively flat principally due to an increase in master card fees of $9,709, brokerage fees and commissions of $1,776 and wire fees of $2,990, which were offset by a decrease of $25,474 in mortgage loan income. The Company recorded $12,468 and $37,942 from the origination of mortgage loans during 2005 and 2004, respectively. Mortgage income, which is reflected in "Other service fees and commissions," was generated from the Company's fully owned subsidiary, The Bank of Asheville. Fee income earned during 2005, reflects income from mortgage loans that were in-process prior to the formation of Bank of Asheville Mortgage Company, LLC, a 50% owned subsidiary of the Company. Securities gains generated $31,613 in additional income in 2004. Other income decreased $1,968 primarily due to a decrease in sales of checks and deposit slips.

Other non-interest expense totaled $1,164,633 compared to $1,010,375 in 2004. This increase was primarily attributable to overall company growth and additional overhead associated with building a permanent location for the Leicester branch office and expenses associated with foreclosed properties. The Mortgage Company produced a net operating loss of $27,172, which is included in other operating expenses. Income before income tax provision totaled $153,590 and $234,199 for the quarters ended March 31, 2005 and 2004, respectively. Income tax provision totaled $56,065 and $82,010 for the quarters ended March 31, 2005 and 2004, respectively, which equated to an effective tax rate of 36.50% and 35.02%. Net income totaled $97,525 and $152,189 for the quarters ended March 31, 2005 and 2004, respectively.

Other comprehensive income (loss) totaled ($191,810) and $85,461 in 2005 and 2004, respectively. Comprehensive income (loss), which is the change in shareholders' equity excluding transactions with shareholders, totaled ($94,285) and $237,650 for the quarters ended March 31, 2005 and 2004, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.


                                                              TERMS TO REPRICING AT MARCH 31, 2005
                                    1-90 Days      91-180 Days     181-365 Days    Total One Year   Non-Sensitive       Total
                                  ----------------------------------------------------------------------------------------------
Interest-earning assets:
Interest bearing deposits         $    315,820              --               --     $    315,820               --   $    315,820
Federal funds sold                   9,349,000              --               --        9,349,000               --      9,349,000
Investment securities                5,531,255    $  1,031,255     $  1,062,510        7,625,020     $ 15,273,906     22,898,926
Federal Home Loan Bank stock
                                            --              --               --               --          531,500        531,500
Loans (1)                           65,101,180       1,951,999        1,959,849       69,013,028       15,480,108     84,493,136
Total interest-earning assets       80,297,255       2,983,254        3,022,359       86,302,868       31,285,514    117,588,382

Interest-bearing liabilities:
Time deposits                       10,554,549       7,971,943       11,180,889       29,707,381        4,313,610     34,020,991
All other deposits                  51,890,061              --               --       51,890,061               --     51,890,061
Short-term borrowings                2,000,000              --               --        2,000,000               --      2,000,000
Long-term debt                              --              --               --               --        8,124,000      8,124,000
Total interest-bearing liabilities  64,444,610       7,971,943       11,180,889       83,597,442       12,437,610     96,035,052


Interest sensitivity gap          $ 15,852,645    ($ 4,988,689)    ($ 8,158,530)    ($ 2,705,426)    $ 18,847,904
Cumulative interest sensitivity
Gap                               $ 15,852,645    $ 10,863,956     $  2,705,426
Cumulative ratio of interest -
earning assets as a percent
of interest sensitive liabilities        124.6%           37.4%            27.0%           103.2%


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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at March 31, 2005 and 2004, and December 31, 2004 and 2003 was $1,655,160, $1,255,715, $1,608,366 and $1,174,003 or 1.90%, 1.60%,
1.90% and 1.57%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .22%, .31%, .72% and 1.82%, at March 31, 2005 and 2004, and December 2004 and 2003, respectively. Improved asset quality and fewer charge-offs resulted in a lower provision to the loan loss reserve during 2005 compared to the same period in 2004. Primarily because of a recessionary economy, charge-offs for the years ended 2003 totaled
$1,357,614. As the economy demonstrated signs of recovery during 2004, charge-offs decreased to $697,612.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended March 31, 2005 and 2004, and for the years ended December 31, 2004 and 2003.

Summary of Allowance for Loan Losses

                                                For the three months           For the years ended
                                                  ended March 31,                  December 31,
                                               2005            2004            2004            2003
                                               ----            ----            ----            ----
Balance, beginning of period               $ 1,608,366     $ 1,174,003     $ 1,174,003     $ 1,020,198
  Charge-offs:
  Commercial, financial and agricultural      (148,471)       (235,134)       (579,930)
(1,075,792) Real estate:
    Construction                                    --              --              --              --
    Mortgage                                   (48,000)             --         (48,000)       (157,142)
  Consumer                                      (6,622)        (18,994)        (69,682)       (124,680)
                                           -----------     -----------     -----------     -----------
Total charge-offs                             (203,093)       (254,128)       (697,612)     (1,357,614)



Recoveries
  Commercial, financial and agricultural         1,740           2,948          73,054          71,942
  Real estate:
    Construction                                    --              --              --              --
    Mortgage                                        --              --          25,000              --
  Consumer                                       7,642          10,092          23,621          33,677
                                           -----------     -----------     -----------     -----------
Total recoveries                                 9,382          13,040         121,675         105,619
                                           -----------     -----------     -----------     -----------
Net (charge-offs) recoveries                  (193,711)       (241,088)       (575,937)     (1,251,995)
                                           -----------     -----------     -----------     -----------
Provision charged to operations                240,505         322,800       1,010,300       1,405,800
                                           -----------     -----------     -----------     -----------
Balance, end of period                     $ 1,655,160     $ 1,255,715     $ 1,608,366     $ 1,174,003
                                           ===========     ===========     ===========     ===========

Percentage of net charge-offs to
  average loans                                    .22%            .31%            .72%           1.82%
Percentage of allowance to
  period-end loans                                1.90%           1.60%           1.90%           1.57%


The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                 March 31, 2005           December 31, 2004
                            Amount of    Percent of    Amount of     Percent of
                            Allowance    Total Loans   Allowance     Total Loans

TYPE OF LOAN:
Real estate                 $1,231,118           76%   $1,139,769           74%
Commercial and industrial
  loans                        351,336           22%      388,559           24%
Consumer                        15,770            2%       54,528            2%
Unallocated                     56,936           --        25,510           --
                            ----------   ----------    ----------   ----------
Total allowance             $1,655,160          100%   $1,608,366          100%
                            ==========   ==========    ==========   ==========

The Company does not have any significant loan concentrations. During the period, loan quality demonstrated improvement over March 31, 2004 and December 31, 2004.

During 2005, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

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

                                            REGULATORY CAPITAL

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                             For Capital           Prompt Corrective
                                                       Actual             Adequacy Purposes        Action Provisions
                                                 Amount       Ratio       Amount       Ratio       Amount       Ratio
                                                 ------       -----       ------       -----       ------       -----
                                                                        (Dollars in Thousands)
As of March 31, 2005
Total Capital (to Risk Weighted Assets)
  Consolidated                                   $15,197      16.35%      $7,436        8.00%      $9,295      10.00%
  Bank                                           $14,608      15.76%      $7,413        8.00%      $9,267      10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                   $13,372      14.39%      $3,718        4.00%      $5,577       6.00%
  Bank                                           $13,444      14.51%      $3,707        4.00%      $5,560       6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                   $13,372      10.59%      $5,051        4.00%      $6,314       5.00%
  Bank                                           $13,444      10.67%      $5,040        4.00%      $6,300       5.00%


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

As of March 31, 2005 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $15.6 million, which represents 12.1% of total assets and 14.4% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $11.9 million. At March 31, 2005, outstanding commitments to extend credit and available lines of credit were $19.5 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 31.4% of Weststar's total deposits at March 31, 2005. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 10.9% of the Company's total deposits at March 31, 2005. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.

                              INVESTMENT ACTIVITIES

At March 31, 2005, Weststar's investments consisted of U.S. Government agency securities, mortgage backed securities and North Carolina municipal bonds. The investments, with aggregate amortized cost of $22.9 million, are classified as available for sale and are presented in the consolidated financial statements at their market values of $22.4 million at March 31, 2005. These securities have tax equivalent yields of 3.2%, 3.9% and 5.3% respectively, with an aggregate remaining term of approximately 53.8 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $531,500 with a yield of 4.25% at March 31, 2005. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.

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



                                    WESTSTAR FINANCIAL SERVICES CORPORATION


Date: May 11, 2005              By: /s/   G. Gordon Greenwood
                                    --------------------------------------------

                                    G. Gordon Greenwood
                                    President and Chief Executive Officer



Date: May 11, 2005              By: /s/   Randall C. Hall
                                    --------------------------------------------

                                    Randall C. Hall
                                    Executive Vice President and Chief Financial and Principal Accounting Officer