Form 10QSB
period 2005-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2005-08-11
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ________________________

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

Common stock, $1.00 par value - 1,400,266 shares outstanding as of August 9, 2005.

INDEX                                                                       Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           June 30, 2005 and December 31, 2004                                3

         Consolidated Statements of Operations
           Three and Six Months Ended June 30, 2005 and 2004                  4

         Consolidated Statements of Comprehensive Income
           Three and Six Months Ended June 30, 2005 and 2004                  5

         Consolidated Statements of Changes in Shareholders' Equity
           Six Months Ended June 30, 2005 and 2004                            6

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2005 and 2004                            7

         Notes to Consolidated Financial Statements                           8

Item 2 - Management's Discussion and Analysis
           Financial Condition and Results of Operations                     11

Item 3 - Controls and Procedures                                             20

Part II - OTHER INFORMATION

Exhibit Index                                                                21

Signatures                                                                   22

Part I.  FINANCIAL INFORMATION

Item I.  Financial Statements


Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets (unaudited)

                                                                                June 30,       December 31,
                                                                                 2005              2004*
                                                                             -------------    -------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                    $   5,018,532    $   3,729,987
  Interest-bearing deposits                                                        370,310          321,280
  Federal funds sold                                                            15,372,000       15,570,000
                                                                             -------------    -------------
      Total cash and cash equivalents                                           20,760,842       19,621,267
Investment securities -
  Available for sale, at fair value (amortized cost of
  $23,162,475 and $23,301,098, respectively)                                    22,857,961       23,106,660
Loans                                                                           88,713,000       84,852,070
Allowance for loan losses                                                       (1,685,627)      (1,608,366)
                                                                             -------------    -------------
Net loans                                                                       87,027,373       83,243,704
Premises and equipment, net                                                      2,601,041        2,650,156
Accrued interest receivable                                                        555,878          564,816
Federal Home Loan Bank stock, at cost                                              531,500          307,900
Deferred income taxes                                                              522,320          390,140
Foreclosed properties                                                              165,077          443,586
Other assets                                                                       649,230          678,478
                                                                             -------------    -------------
TOTAL                                                                        $ 135,671,222    $ 131,006,707
                                                                             =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                     $  25,107,121    $  19,572,549
  NOW accounts                                                                  19,567,362       22,603,723
  Money market accounts                                                         34,059,018       41,332,780
  Savings                                                                        2,191,418        2,164,015
  Time deposits of $100,000 or more                                              9,313,524        6,380,898
  Other time deposits                                                           26,435,436       22,387,783
                                                                             -------------    -------------
        Total deposits                                                         116,673,879      114,441,748
Short-term borrowings                                                                   --        2,000,000
Accrued interest payable                                                           210,364          138,362
Other liabilities                                                                  608,881          492,410
Long-term debt                                                                   8,124,000        4,124,000
                                                                             -------------    -------------
      Total liabilities                                                        125,617,124      121,196,520
                                                                             -------------    -------------

SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                   --               --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 1,400,266 and 1,166,208, respectively       1,400,266        1,166,208
Additional paid-in capital                                                       6,801,431        7,030,589
Retained earnings                                                                2,039,525        1,732,872
Accumulated other comprehensive loss                                              (187,124)        (119,482)
                                                                             -------------    -------------
      Total shareholders' equity                                                10,054,098        9,810,187
                                                                             -------------    -------------
TOTAL                                                                        $ 135,671,222    $ 131,006,707
                                                                             =============    =============

*Derived from audited consolidated financial statements.

See notes to consolidated financial statements.


Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)

                                                              Three Months                Six Months
                                                              Ended June 30,             Ended June 30,
                                                           2005          2004         2005           2004
                                                       -----------   -----------   -----------    -----------
INTEREST INCOME:
Interest and fees on loans                             $ 1,536,955   $ 1,271,482   $ 2,973,019    $ 2,585,818
Federal funds sold                                         100,200        27,318       144,316         35,427
Interest-bearing deposits                                    8,133         2,114        15,032          2,729
Investments:
  Taxable interest income                                  173,167       124,543       347,420        253,515
  Nontaxable interest income                                13,472        13,054        26,901         27,607
  Corporate dividends                                        3,436         1,554         6,055          3,101
                                                       -----------   -----------   -----------    -----------
       Total interest income                             1,835,363     1,440,065     3,512,743      2,908,197
                                                       -----------   -----------   -----------    -----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                           75,307        28,559       131,433         55,411
Other time and savings deposits                            430,215       280,334       783,881        527,176
Short-term borrowings                                        7,878           271        16,016          1,629
Long-term debt                                             115,155        51,295       179,524        102,698
                                                       -----------   -----------   -----------    -----------
     Total interest expense                                628,555       360,459     1,110,854        686,914
                                                       -----------   -----------   -----------    -----------
NET INTEREST INCOME                                      1,206,808     1,079,606     2,401,889      2,221,283
PROVISION FOR LOAN LOSSES                                  112,650       290,000       353,155        612,800
                                                       -----------   -----------   -----------    -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                         1,094,158       789,606     2,048,734      1,608,483
                                                       -----------   -----------   -----------    -----------
OTHER INCOME:
Service charges on deposit accounts                        295,440       321,613       565,141        622,272
Other service fees and commissions                          64,168        84,034       150,002        167,379
Securities gains                                                --            --            --         31,613
Equity in income (loss) of unconsolidated subsidiary         9,264            --       (17,908)            --
Other                                                        7,775         8,563        15,887         18,643
                                                       -----------   -----------   -----------    -----------
       Total other income                                  376,647       414,210       713,122        839,907
                                                       -----------   -----------   -----------    -----------
OTHER EXPENSES:
Salaries and wages                                         465,408       350,784       901,819        756,522
Employee benefits                                           88,823        67,847       171,870        146,101
Occupancy expense, net                                      83,757        79,995       169,295        157,729
Equipment rentals, depreciation and
  maintenance                                               95,711        81,594       183,350        161,724
Supplies                                                    60,160        62,980       122,844        124,646
Professional fees                                           77,930        69,715       159,808        140,737
                                                                                       248,815        232,083
Data processing fees                                       129,783       115,395
Marketing                                                   60,610        51,503       107,713         86,951
Net expenses from foreclosed properties                     11,696        43,204        87,209         71,829
Other                                                       62,532        52,844       121,148        107,914
                                                       -----------   -----------   -----------    -----------
        Total other expenses                             1,136,410       975,861     2,273,871      1,986,236
                                                       -----------   -----------   -----------    -----------
INCOME BEFORE INCOME TAXES                                 334,395       227,955       487,985        462,154
INCOME TAX PROVISION                                       122,880        87,295       178,945        169,305
                                                       -----------   -----------   -----------    -----------
NET INCOME                                             $   211,515   $   140,660   $   309,040    $   292,849
                                                       ===========   ===========   ===========    ===========

EARNINGS PER SHARE:
Basic                                                  $      0.15   $      0.10   $      0.22    $      0.21
                                                       ===========   ===========   ===========    ===========
Diluted                                                $      0.14   $      0.10   $      0.21    $      0.20
                                                       ===========   ===========   ===========    ===========

See notes to consolidated financial statements


Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

                                                          Three Months             Six Months
                                                          Ended June30,           Ended June 30,
                                                       2005         2004         2005         2004
                                                    ---------    ---------    ---------    ---------
NET INCOME                                          $ 211,515    $ 140,660    $ 309,040    $ 292,849
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized holding gains (losses) on securities
    available for sale                                202,064     (451,555)    (110,077)    (280,878)
  Tax effect                                          (77,896)     174,074       42,435      108,278
                                                    ---------    ---------    ---------    ---------
  Unrealized holding gains (losses) on securities
  available for sale, net of tax                      124,168     (277,481)     (67,642)    (172,600)

  Reclassification adjustment for realized gains
     Tax effect                                            --           --           --      (31,613)
  Reclassification adjustment for realized gains,
     Net of tax                                            --           --           --       12,193
                                                    ---------    ---------    ---------    ---------
                                                           --           --           --      (19,420)
OTHER COMPREHENSIVE INCOME (LOSS), NET  OF TAX

COMPREHENSIVE INCOME (LOSS)                           124,168     (277,481)     (67,642)    (192,020)
                                                    ---------    ---------    ---------    ---------
                                                    $ 335,683    $(136,821)   $ 241,398    $ 100,829
                                                    =========    =========    =========    =========


See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (unaudited) For the Six Months Ended June 30, 2005 and 2004

                                                                                                       Accumulated
                                                Common Stock            Additional                        Other          Total
                                            --------------------         Paid-In        Retained      Comprehensive   Shareholders'
                                            Shares         Amount        Capital        Earnings           Loss          Equity
                                            ------         ------        -------        --------           ----          ------
Balance December 31, 2003                  1,166,208   $  1,166,208   $  7,030,589    $  1,074,747    $    (80,596)   $  9,190,948
  Net change in unrealized
     gain on securities held for sale                                                                     (192,020)   $   (192,020)
  Cash dividend paid in lieu of
     fractional shares                                                                         (78)                            (78)
  Net income                                                                               292,849                         292,849
                                           ---------------------------------------------------------------------------------------
Balance June 30, 2004                      1,166,208   $  1,166,208   $  7,030,589    $  1,367,518    $   (272,616)   $  9,291,699
                                           =======================================================================================

Balance December 31, 2004                  1,166,208   $  1,166,208   $  7,030,589    $  1,732,872    $   (119,482)   $  9,810,187
 Stock split                                 233,058        233,058       (233,058)
  Net change in unrealized
     loss on securities held for sale                                                                      (67,642)        (67,642)
  Issuance of common stock                     1,000          1,000          3,900                                           4,900
 Cash dividend paid in lieu of
     fractional shares                                                                      (2,387)                         (2,387)
  Net income                                                                               309,040                         309,040
                                           ---------------------------------------------------------------------------------------
Balance June 30, 2005                      1,400,266   $  1,400,266   $  6,801,431    $  2,039,525    $   (187,124)   $ 10,054,098
                                           =======================================================================================


See notes to consolidated financial statements.


Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30,                               2005            2004
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $    309,040    $    292,849
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                   189,750         194,706
  Provision for loan losses                                      353,155         612,800
  Premium amortization and discount accretion, net                41,472          59,019
  Deferred income tax benefit                                    (89,746)       (100,300)
  Net expenses from foreclosed properties                         77,683          65,565
  Gain on sales of securities                                         --         (31,613)
  Loss on disposal/sale of premises and equipment                  1,584             166
  Decrease in accrued interest receivable                          7,118           8,030
  Decrease in other assets                                       106,069         122,626
  Increase in accrued interest payable                            72,002          33,414
  Increase in other liabilities                                  116,471          86,595
                                                            ------------    ------------
    Net cash provided by operating activities                  1,184,598       1,343,857
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale                    (1,400,529)     (6,523,895)
Maturities of securities available for sale                    1,497,680       2,367,780
Net increase in loans                                         (4,181,776)     (2,803,040)
Proceeds from sales of foreclosed properties                     170,778         230,851
Proceeds from sales of securities                                     --         553,600
Proceeds from sales of premises and equipment                      1,947             100
FHLB stock purchase                                             (223,600)        (96,600)
Additions to premises and equipment                             (144,166)       (407,339)
                                                            ------------    ------------
    Net cash used in investing activities                     (4,279,666)     (6,678,543)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in demand deposits, NOW accounts,
MMDA and savings accounts                                     (4,748,148)      2,198,435
Net increase in time deposits                                  6,980,279       7,619,338
Cash paid for fractional shares                                   (2,387)            (78)
Issuance of common stock                                           4,900              --
Proceeds from FHLB advance                                     4,000,000              --
Maturity of FHLB advance                                      (2,000,000)             --
                                                            ------------    ------------
Net cash provided by financing activities                      4,234,644       9,817,695
                                                            ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      1,139,576       4,483,009
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              19,621,267      11,990,677
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 20,760,843    $ 16,473,686
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

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2005 and December 31, 2004, and the consolidated results of their operations for the three and six-month periods ended June 30, 2005 and 2004 and their cash flows for the six-month periods ended June 30 2005 and 2004. Operating results for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

      The accounting policies followed are set forth in Note 1 to the 2004 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at June 30, 2005 and December 31, 2004 classified by type are as follows:

                                                 June 30,       December 31,
                                                   2005             2004
                                                   ----             ----
      Real Estate:
        Construction                           $ 10,938,174    $ 11,470,223
        Mortgage                                 56,257,894      51,633,458
      Commercial, financial and agricultural     20,149,795      20,162,307
      Consumer                                    1,537,996       1,747,694
                                               ------------    ------------
      Subtotal                                   88,883,859      85,013,682
      Net deferred loan origination fees           (170,859)       (161,612)
                                               ------------    ------------
      Total                                    $ 88,713,000    $ 84,852,070
                                               ============    ============


3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of commitments to extend credit were $23,055,145 and $19,683,801 at June 30, 2005 and December 31, 2004, respectively.


4. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                               Three Months              Six Months
                                                               Ended June 30,          Ended June 30,
                                                              2005       2004         2005        2004
                                                              ----       ----         ----        ----
      Weighted average shares outstanding                  1,400,266   1,399,266   1,399,923   1,399,266
      Potentially dilutive effect of stock options            90,170      71,916      92,567      72,308
                                                           ---------------------------------------------
      Weighted  average  shares  outstanding,  including
      potentially dilutive effect of stock options         1,490,436   1,471,182   1,492,490   1,471,574
                                                           =============================================

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

      At June 30, 2005, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

                                                   Three Months Ended           Six Months Ended
                                                 6/30/2005     6/30/2004     6/30/2005     6/30/2004
                                                -----------   -----------   -----------   -----------
      Net income as reported                    $   211,515   $   140,660   $   309,040   $   292,849
      Less:  Total stock based employee
      compensation expense determined
      under fair value method for all awards,                                                       3
      net of related tax effects                     22,667        25,414        47,815         50,77
                                                -----------   -----------   -----------   -----------
      Pro forma net income                      $   188,848   $   115,246   $   261,225   $   242,076
                                                ===========   ===========   ===========   ===========
      Net income per share:
      As reported:

      Basic                                     $      0.15   $      0.10   $      0.22   $      0.21
      Diluted                                   $      0.14   $      0.10   $      0.21   $      0.20

      Pro forma:

      Basic                                     $      0.13   $      0.08   $      0.19   $      0.17
      Diluted                                   $      0.13   $      0.08   $      0.18   $      0.17

In December 2004, the FASB issued revised SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that made SFAS No. 123R effective for annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in the first quarter of 2006 and currently discloses the effect on net income and earnings per share of the fair value recognition provision of SFAS No. 123 "Accounting for Stock Based Compensation." The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

Item 2.  Management's Discussion and Analysis
         Financial Condition and Results of Operations

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

EXECUTIVE OVERVIEW

During 2005, the Company continued its focus on improving asset quality, asset growth and market penetration. Management emphasized prudent underwriting standards, increased periodic reviews of loans of $100,000 or more, and expanded its loan quality monitoring systems. During the period asset quality continued to demonstrate improvement. Non-performing assets decreased from $3,011,402 at December 31, 2004 to $2,465,002 at June 30, 2005. Net charge-offs for the period totaled $275,894 compared to $361,999 for the six-month period ended June 30, 2005. Loans outstanding grew by 5% to $88,713,000 from December 31, 2004, which reflected improved economic conditions and increased market share. Deposits increased 2% to $116,673,879. The increase was reflected in time, savings and demand deposits. Including an outflow of approximately $13,400,000 in money market accounts, which were temporary funds from one of the Company's largest real estate trust accounts, deposits increased approximately 14% over December 31, 2004.

The Company increased its net interest income by 12% during the three-month period due to growth in net earning assets. As a result of charge-offs and loan growth, the Company added $112,650 to the loan loss reserve compared to $290,000 during the comparable period in 2004. Non-interest income decreased 9% to $376,647. The decrease was primarily attributable to $25,041 decreased fees from overdraft charges, which is based on activity volume. The Company's investment in Bank of Asheville Mortgage Company, LLC earned a profit of $9,264 during the quarter, which was its second quarter of operations. Non-interest expenses increased 16% primarily as a result of growth in loans, deposits, marketing, personnel and personnel expenses.

Net income totaled $211,515 and $140,660 for the quarters ended June 30, 2005 and 2004, respectively - an increase of 50%.

The Company increased its net interest income by 8% during the six-month period due to growth in earning assets. As a result of charge-offs and loan growth, the Company added $353,155 to the loan loss reserve compared to $612,800 during the comparable period in 2005. Non-interest income decreased 15% to $713,122. The decrease was primarily attributable to $60,424 decreased fees from overdraft charges, which is based on activity volume. The Company's investment in Bank of Asheville Mortgage Company, LLC reflected a net operating loss of $17,908 during the six-month period compared to none during 2004. Non-interest expenses increased 14% primarily as a result of growth in loans, deposits, marketing, personnel and personnel expenses. Management monitors expenses closely and reviews each expense relative to the benefit provide.

Net income totaled $309,040 and $292,849 for the six-month periods ended June 30, 2005 and 2004, respectively - an increase of 6%.

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2005 COMPARED TO DECEMBER 31, 2004

During the period from December 31, 2004 to June 30, 2005, total assets increased $4,664,515 or 4%. This increase, reflected primarily in the cash and cash equivalents and loans, resulted from an increase in deposits and borrowed funds.

Securities, federal funds sold and interest-bearing balances with other financial institutions at June 30, 2005 totaled $38,600,271 compared to $38,997,940 at December 31, 2004. Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system. This access grants the Company sources of funds for lending and liquidity. Investments in Federal Home Loan Bank stock to date total $531,500.

At June 30, 2005, the loan portfolio constituted 65% of the Company's total assets. Loans increased $3,860,930 from December 31, 2004 to June 30, 2005. Improved economic conditions resulted in the 5% increase in loan growth. Management places a strong emphasis on loan quality. At June 30, 2005, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,019,222, $1,466,890, and $1,869,920 at June 30, 2005 and 2004, and December 31, 2004,
respectively. The average recorded balance of impaired loans during 2005 and 2004 was not significantly different from the balance at June 30, 2005 and 2004 and December 31, 2004. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $113,391 and $175,513 and $219,846 at June 30, 2005 and 2004, and December 31, 2004 respectively. For the six-month periods ended June 30, 2005 and 2004, Weststar recognized interest income from impaired loans of approximately $18,039 and $25,219. See "Asset Quality" for discussion for an analysis of loan loss reserves.

Deposits increased $2,232,131 during the six months ended June 30, 2005. The increase in deposits is reflected in demand, time and savings accounts. During the first quarter of 2005 approximately $13.4 million in money market accounts, which were temporary funds from one of the Company's largest real estate trust accounts, flowed out of the Bank. Excluding these funds, deposits increased approximately 14% over December 31, 2004. Total demand deposits accounts grew by $5,534,663 to $25,107,121 due to continued market penetration. NOW accounts decreased primarily as a result of rate sensitive customer shifting funds to higher yielding time deposits. Time deposits increased $6,980,279 due to competitive interest rates and market penetration.

Long-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000 and subordinated debt of $4,124,000. The interest rate on this advance was 5.01% and matures on March 23, 2010. Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans. The subordinated debt bears a rate of LIBOR plus 315 basis point and pay dividends quarterly. The rate is subject to quarterly resets. The subordinated debt matures October 7, 2033, and are callable on or after October 7, 2008. Approximately $3.4 million was eligible for inclusion as Tier I capital.

The Company's capital at June 30, 2005 to risk weighted assets totaled 16.01%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of June 30, 2005, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2005 totaled $1,206,808 compared to $1,079,606 in 2004. This increase was attributable to growth in net earning assets. The Company's net interest margin was approximately 3.7% and 3.8% for the quarters ended June 30, 2005 and 2004, respectively.

Weststar recorded a provision for loan losses of $112,650 and $290,000 for the quarters ended June 30, 2005 and 2004, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." Despite improved performance in credits, the allowance for loan losses remained relatively high due to charge-off experience during the past three years.

Other non-interest income for the June 30, 2005 and 2004 quarters totaled $376,647 and $414,210, respectively. The decrease in service charge income primarily reflects a decrease in overdraft charge income of $25,041. The decrease in overdraft charges was based on activity during the period. Other service fees and commission decreased as a result of shifting mortgage loan origination from the Bank to the mortgage company. The Bank recorded $144 and $24,463 from the origination of mortgage loans during 2005 and 2004, respectively. Net profit from Bank of Asheville Mortgage Company, LLC totaled $9,264 during the 2005 quarter compared to none during the 2004 quarter. Other income decreased $788 primarily due to a decrease in sales of checks and deposit slips.

Other non-interest expense totaled $1,136,410 compared to $975,861 in 2004. This increase was primarily attributable to overall company growth to support loans and deposits, and accounting fees associated with the Sarbanes-Oxley Act of 2002. Net expenses from foreclosed properties decreased from $43,204 to $11,696, which parallels a decrease in foreclosed properties. Income before income tax provision totaled $334,395 and $227,955 for the quarters ended June 30, 2005 and 2004, respectively. Income tax provision totaled $122,880 and $87,295 for the quarters ended June 30, 2005 and 2004, respectively, which equated to an effective tax rate of 36.75% and 38.29%. Net income totaled $211,515 and $140,660 for the quarters ended June 30, 2005 and 2004, respectively.

COMPARATIVE SIX MONTHS

Net interest income for the six-month period June 30, 2005 totaled $2,401,889 compared to $2,221,283 in 2004. This increase was attributable to growth in net earning assets. The Company's net interest margin was approximately 3.8% and 4.0% for the periods ended June 30, 2005 and 2004, respectively.

Weststar recorded a provision for loan losses of $353,155 and $612,800 for the six months ended June 30, 2005 and 2004, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." Despite improved performance in credits, the allowance for loan losses remained relatively high due to charge-off experience during the past three years.

Other non-interest income for the June 30, 2005 and 2004 periods totaled $713,122 and $839,907, respectively. The decrease in service charge income primarily reflects a decrease in overdraft charge income of $60,424. The decrease in overdraft charges was based on activity during the period. Other service fees and commission decreased as a result of shifting mortgage loan origination from the Bank to the mortgage company. The Bank recorded $12,612 and $62,405 from the origination of mortgage loans during 2005 and 2004, respectively. Net loss from the Company's investment in Bank of Asheville Mortgage Company, LLC totaled $17,908 during the 2005 period compared to none during 2004. Other income decreased $2,756 primarily due to a decrease in miscellaneous income.

Other non-interest expense totaled $2,273,871 compared to $1,986,236 in 2004. This increase was primarily attributable to overall company growth to support loans and deposits, and accounting fees associated with the Sarbanes-Oxley Act of 2002. Equipment expenses increased $21,626 as the company purchased new equipment for additional employees, and upgraded outdated servers personal computer company-wide. Marketing expenses increased $20,762 as the Company continued to penetrate the service area. Net expenses from foreclosed properties increased from $71,829 to $87,209, primarily due to expenses incurred during the first quarter of 2005. Income before income tax provision totaled $487,985 and $462,154 for the periods June 30, 2005 and 2004, respectively. Income tax provision totaled $178,945 and $169,305 for the periods ended June 30, 2005 and 2004, respectively, which equated to an effective tax rate of 36.67% and 36.63%. Net income totaled $309,040 and $292,849 for the periods ended June 30, 2005 and 2004, respectively.

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

During the three-month and six-month periods of 2005, rates on interest-bearing liabilities repriced at incrementally higher than rates on interest-earning assets due to competitive factors in the market place, which caused the net interest margin to decrease slightly over 2004.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                              TERMS TO REPRICING AT JUNE 30, 2005
                                        1-90 Days   91-180 Days    181-365 Days   Total One Year   Non-Sensitive     Total
                                      ---------------------------------------------------------------------------------------
Interest-earning assets:
Interest bearing deposits             $    370,310                                 $    370,310                  $   370,310
Federal funds sold                      15,372,000                                   15,372,000                    15,372,000
Investment securities                    6,162,829  $   662,829   $   2,325,658       9,151,316     $14,011,159    23,162,475
Federal Home Loan Bank stock
                                                --           --              --              --         531,500       531,500
Loans (1)                               67,089,590    1,174,346       1,710,008      69,973,944      16,439,131    86,413,075
Total interest-earning assets           88,994,729    1,837,175       4,035,666      94,867,570      30,981,790   125,849,360

Interest-bearing liabilities:
Time deposits                           10,562,879    2,282,894      17,447,814      30,293,587       5,455,373    35,748,960
All other deposits                      55,817,798           --              --      55,817,798              --    55,817,798
Long-term debt                           4,124,000           --              --       4,124,000       4,000,000     8,124,000
Total interest-bearing liabilities      70,504,677    2,282,894      17,447,814      90,235,385       9,455,373    99,690,758

Interest sensitivity gap               $18,490,052  $ (445,719)   $(13,412,148)    $  4,632,185     $21,526,417
Cumulative interest sensitivity
Gap                                    $18,490,052  $18,044,333   $  4,632,185
Cumulative ratio of interest -
earning assets as a percent
of interest sensitive liabilities            126.2%        80.5%           23.1%          105.1%


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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at June 30, 2005 and 2004, and December 31, 2004 and 2003 was $1,685,627, $1,424,804, $1,608,366 and $1,174,003 or 1.90%, 1.85%,
1.90% and 1.57%, respectively, of gross loans outstanding. The ratio of annualized net charge-offs to average loans outstanding was .63%, .94%, .72% and 1.82%, at June 30, 2005 and 2004, and December 2004 and 2003, respectively. Improved asset quality and fewer charge-offs resulted in a lower provision to the loan loss reserve during 2005 compared to the same period in 2004. Primarily because of a recessionary economy, charge-offs for the years ended 2003 totaled $1,357,614. As the economy demonstrated signs of recovery during 2004, charge-offs decreased to $697,612.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the six months ended June 30, 2005 and 2004, and for the years ended December 31, 2004 and 2003.

Summary of Allowance for Loan Losses

                                                For the six months             For the years ended
                                                  ended June 30,                  December 31,
                                               2005            2004            2004           2003
                                               ----            ----            ----           ----
Balance, beginning of period               $ 1,608,366     $ 1,174,003     $ 1,174,003     $ 1,020,198
  Charge-offs:
  Commercial, financial and agricultural      (186,228)       (354,414)       (579,930)     (1,075,792)
  Real estate:
    Construction                                    --              --              --              --
    Mortgage                                   (96,000)             --         (48,000)       (157,142)
  Consumer                                     (17,325)        (30,958)        (69,682)       (124,680)
                                           -----------     -----------     -----------     -----------
Total charge-offs                             (299,553)       (385,372)       (697,612)     (1,357,614)

Recoveries
  Commercial, financial and agricultural         7,048           8,475          73,054          71,942
  Real estate:
    Construction                                    --              --              --              --
    Mortgage                                        --              --          25,000              --
  Consumer                                      16,611          14,898          23,621          33,677
                                           -----------     -----------     -----------     -----------
Total recoveries                                23,659          23,373         121,675         105,619
                                           -----------     -----------     -----------     -----------
Net (charge-offs) recoveries                  (275,894)       (361,999)       (575,937)     (1,251,995)
                                           -----------     -----------     -----------     -----------
Provision charged to operations                353,155         612,800       1,010,300       1,405,800
                                           -----------     -----------     -----------     -----------
Balance, end of period                     $ 1,685,627     $ 1,424,804     $ 1,608,366     $ 1,174,003
                                           ===========     ===========     ===========     ===========

Annualized percentage of net
  charge-offs to average loans                     .63%            .94%            .72%           1.82%
Percentage of allowance to
  period-end loans                                1.90%           1.85%           1.90%           1.57%


The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                 June 30, 2005             December 31, 2004
                            Amount of    Percent of     Amount of   Percent of
                            Allowance    Total Loans    Allowance   Total Loans

TYPE OF LOAN:
Real estate                 $1,249,641           75%   $1,139,769           74%
Commercial and industrial
  loans                        355,600           23%      388,559           24%
Consumer                        55,006            2%       54,528            2%
Unallocated                     25,380           --        25,510           --
                            ----------   ----------    ----------   ----------
Total allowance             $1,685,627          100%   $1,608,366          100%
                            ==========   ==========    ==========   ==========

The Company does not have any significant loan concentrations. During the period, loan quality demonstrated improvement. Impaired loans totaled $1,019,222, $1,598,956 and $1,869,920 at June 30 2005, March 31, 2005 and
December 31, 2004, respectively. Nonaccrual loans totaled $2,299,925, $2,823,869 and $2,567,816 at June 30, 2005, March 31, 2005 and December 31, 2004.

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


                                            REGULATORY CAPITAL

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                             For Capital           Prompt Corrective
                                                       Actual             Adequacy Purposes        Action Provisions
                                                 Amount       Ratio      Amount       Ratio       Amount       Ratio
                                                 ------       -----      ------       -----       ------       -----
                                                                        (Dollars in Thousands)
As of June 30, 2005
Total Capital (to Risk Weighted Assets)
  Consolidated                                   $15,453      16.01%      $7,721        8.00%      $9,652      10.00%
  Bank                                           $14,825      15.41%      $7,697        8.00%      $9,622      10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                   $13,655      14.15%      $3,861        4.00%      $5,791       6.00%
  Bank                                           $13,616      14.15%      $3,849        4.00%      $5,773       6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                   $13,655      10.26%      $5,325        4.00%      $6,656       5.00%
  Bank                                           $13,616      10.25%      $5,313        4.00%      $6,641       5.00%


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

As of June 30, 2005 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $20.8 million, which represents 15.3% of total assets and 17.8% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $12.5 million. At June 30, 2005, outstanding commitments to extend credit and available lines of credit were $23.1 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 30.6% of Weststar's total deposits at June 30, 2005. The Company's growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 8.0% of the Company's total deposits at June 30, 2005. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.

                              INVESTMENT ACTIVITIES

At June 30, 2005, Weststar's investments consisted of U.S. Government agency securities, mortgage backed securities and North Carolina municipal bonds. The investments, with aggregate amortized cost of $23.2 million, are classified as available for sale and are presented in the consolidated financial statements at their market values of $22.9 million at June 30, 2005. These securities have tax equivalent yields of 3.2%, 3.9% and 5.3% respectively, with an aggregate remaining term of approximately 50.7 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $531,500 with a yield of 4.50% at June 30, 2005. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.

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

Item 3.  Controls and Procedures

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC Filings. There were no significant changes in the Company's internal controls or in other factors during the most recent quarter.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders was held on April 21, 2005. Of 1,399,249 shares entitled to vote at the meeting, 1,112,240 or 79.5% voted. The following matters were voted on at the meeting:

Proposal 1:  To elect three board  members to  three-year  terms. Votes for each nominee were as follows:

         3-year terms                    Votes For                Votes Withheld
      ------------------                 ----------               --------------
      Patricia P. Grimes                 1,108,847                    3,393
      Carol L. King                      1,109,420                    2,820
      David N. Wilcox                    1,106,546                    5,694

Proposal 2:  To ratify  the  appointment  of Dixon  Hughes  PLLC as  independent accountants for the year ending December 31, 2003. Votes were as follows:

None.    Votes For                     Votes Against              Votes Withheld
         ---------                     -------------              --------------
         1,110,259                          538                        1,443

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



                                    WESTSTAR FINANCIAL SERVICES CORPORATION



Date: August 9, 2005            By: /s/   G. Gordon Greenwood
                                    --------------------------------------------


                                    G. Gordon Greenwood
                                    President and Chief Executive Officer




Date: August 9, 2005            By: /s/   Randall C. Hall
                                    --------------------------------------------


                                    Randall C. Hall
                                    Executive Vice President and Chief Financial and Principal Accounting Officer