Form 10QSB
period 2005-09-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2005-11-10
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act). Yes ___ No _X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value - 1,400,266 shares outstanding as of November 9, 2005.

INDEX                                                                       Page

Part I - FINANCIAL INFORMATION

Financial Statements:
         Consolidated Balance Sheets
           September 30, 2005 and December 31, 2004                            3

         Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 2005 and 2004             4

         Consolidated Statements of Comprehensive Income
           Three and Nine Months Ended September 30, 2005 and 2004             5

         Consolidated Statements of Changes in Shareholders' Equity
           Nine Months Ended September 30, 2005 and 2004                       6

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2005 and 2004                       7

         Notes to Consolidated Financial Statements                            8

Item 2 - Management's Discussion and Analysis
           Financial Condition and Results of Operations                      11

Item 3 - Controls and Procedures                                              19

Part II - OTHER INFORMATION

Exhibit Index                                                                 20

Signatures                                                                    21

Part I. FINANCIAL INFORMATION

Item I. Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets

                                                                             (unaudited)
                                                                             September 30,     December 31,
                                                                                 2005              2004*
                                                                             -------------    -------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                    $   5,063,826    $   3,729,987
  Interest-bearing deposits                                                        326,080          321,280
  Federal funds sold                                                             5,464,000       15,570,000
                                                                             -------------    -------------
      Total cash and cash equivalents                                           10,853,906       19,621,267
Investment securities -
  Available for sale, at fair value (amortized cost of
  $28,736,924 and $23,301,098, respectively)                                    28,292,171       23,106,660
Loans                                                                           94,351,450       84,852,070
Allowance for loan losses                                                       (1,696,361)      (1,608,366)
                                                                             -------------    -------------
Net loans                                                                       92,655,089       83,243,704
Premises and equipment, net                                                      2,632,701        2,650,156
Accrued interest receivable                                                        666,310          564,816
Federal Home Loan Bank stock, at cost                                              531,500          307,900
Deferred income taxes                                                              613,302          390,140
Foreclosed properties                                                              161,077          443,586
Other assets                                                                       627,046          678,478
                                                                             -------------    -------------
TOTAL                                                                        $ 137,033,102    $ 131,006,707
                                                                             =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                     $  24,612,400    $  19,572,549
  NOW accounts                                                                  18,836,342       22,603,723
  Money market accounts                                                         34,582,359       41,332,780
  Savings                                                                        2,266,717        2,164,015
  Time deposits of $100,000 or more                                              9,744,906        6,380,898
  Other time deposits                                                           27,480,692       22,387,783
                                                                             -------------    -------------
        Total deposits                                                         117,523,416      114,441,748
Short-term borrowings                                                                   --        2,000,000
Accrued interest payable                                                           218,297          138,362
Other liabilities                                                                  812,036          492,410
Long-term debt                                                                   8,124,000        4,124,000
                                                                             -------------    -------------
      Total liabilities                                                        126,677,749      121,196,520
                                                                             -------------    -------------

SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none                   --               --
Common stock, $1 par value, authorized - 9,000,000
    shares; issued and outstanding - 1,400,266 and 1,166,208, respectively       1,400,266        1,166,208
Additional paid-in capital                                                       6,801,431        7,030,589
Retained earnings                                                                2,426,957        1,732,872
Accumulated other comprehensive loss                                              (273,301)        (119,482)
                                                                             -------------    -------------
      Total shareholders' equity                                                10,355,353        9,810,187
                                                                             -------------    -------------
TOTAL                                                                        $ 137,033,102    $ 131,006,707
                                                                             =============    =============

*Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)

                                                              Three Months                  Nine Months
                                                           Ended September 30,          Ended September 30,
                                                           2005           2004          2005           2004
                                                       -----------    -----------   -----------    -----------
INTEREST INCOME:
Interest and fees on loans                             $ 1,690,454    $ 1,295,595   $ 4,663,473    $ 3,881,414
Federal funds sold                                          98,356         36,669       242,672         72,096
Interest-bearing deposits                                    8,888          3,862        23,920          6,591
Investments:
  Taxable interest income                                  205,547        170,474       552,967        423,988
  Nontaxable interest income                                20,710         13,431        47,611         41,038
  Corporate dividends                                        5,963          2,367        12,018          5,468
                                                       -----------    -----------   -----------    -----------
       Total interest income                             2,029,918      1,522,398     5,542,661      4,430,595
                                                       -----------    -----------   -----------    -----------
INTEREST EXPENSE:
Time deposits of $100,000 or more                           86,568         28,612       218,001         84,023
Other time and savings deposits                            475,812        301,276     1,259,693        828,452
Short-term borrowings                                           --          8,295        16,016          9,924
Long-term debt                                             121,270         48,198       300,794        150,896
                                                       -----------    -----------   -----------    -----------
     Total interest expense                                683,650        386,381     1,794,504      1,073,295
                                                       -----------    -----------   -----------    -----------
NET INTEREST INCOME                                      1,346,268      1,136,017     3,748,157      3,357,300
PROVISION FOR LOAN LOSSES                                   47,615        127,500       400,770        740,300
                                                       -----------    -----------   -----------    -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                         1,298,653      1,008,517     3,347,387      2,617,000
                                                       -----------    -----------   -----------    -----------
OTHER INCOME:
Service charges on deposit accounts                        318,044        300,913       883,185        923,185
Other service fees and commissions                          67,118         81,921       217,120        249,300

Securities gains/(losses)                                  (22,209)            --       (22,209)        31,613
Equity in income (loss) of unconsolidated subsidiary        16,855             --        (1,053)            --
Other                                                       36,722         10,900        52,609         29,543
                                                       -----------    -----------   -----------    -----------
       Total other income                                  416,530        393,734     1,129,652      1,233,641
                                                       -----------    -----------   -----------    -----------
OTHER EXPENSES:
Salaries and wages                                         467,944        428,920     1,369,763      1,185,442
Employee benefits                                           93,271         54,402       265,141        200,503
Occupancy expense, net                                      69,249         95,562       238,544        253,291
Equipment rentals, depreciation and
  maintenance                                               84,844         81,462       268,194        243,186
Supplies                                                    61,833         58,754       184,677        183,400
Professional fees                                           72,936         57,817       232,744        200,248
Data processing fees                                       123,341        115,577       372,156        345,966
Marketing                                                   57,631         59,949       165,344        146,900
Net expenses from foreclosed properties                      4,123        122,078        91,332        208,278
Other                                                       64,014         55,381       185,162        148,924
                                                       -----------    -----------   -----------    -----------
        Total other expenses                             1,099,186      1,129,902     3,373,057      3,116,138
                                                       -----------    -----------   -----------    -----------
INCOME BEFORE INCOME TAXES                                 615,997        272,349     1,103,982        734,503
INCOME TAX PROVISION                                       228,565        108,810       407,510        278,115
                                                       -----------    -----------   -----------    -----------
NET INCOME                                             $   387,432    $   163,539   $   696,472    $   456,388
                                                       ===========    ===========   ===========    ===========

EARNINGS PER SHARE:
Basic                                                  $      0.28    $      0.12   $      0.50    $      0.33
                                                       ===========    ===========   ===========    ===========
Diluted                                                $      0.26    $      0.11   $      0.47    $      0.31
                                                       ===========    ===========   ===========    ===========

See notes to consolidated financial statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

                                                                   Three Months                 Nine Months
                                                                Ended September 30,         Ended September 30,
                                                                2005          2004          2005          2004
                                                             ----------    ----------    ----------    ----------
NET INCOME                                                   $  387,432    $  163,539    $  696,472    $  456,388
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized holding gains (losses) on securities
    available for sale                                         (162,448)      357,993      (272,525)       77,124
  Tax effect                                                     62,624      (138,006)      105,059       (29,731)
                                                             ----------    ----------    ----------    ----------
  Unrealized holding gains (losses) on securities
  available for sale, net of tax                                (99,824)      219,987      (167,466)       47,393

  Reclassification adjustment for realized (gains) losses        22,209            --        22,209       (31,613)
  Tax effect                                                     (8,562)           --        (8,562)       12,187
                                                             ----------    ----------    ----------    ----------
  Reclassification adjustment for realized (gains) losses,
    net of tax                                                   13,647            --        13,647       (19,426)

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX                                                      (86,177)      219,987      (153,819)       27,967
                                                             ----------    ----------    ----------    ----------

COMPREHENSIVE INCOME                                         $  301,255    $  383,526    $  542,653    $  484,355
                                                             ==========    ==========    ==========    ==========

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (unaudited) For the Nine Months Ended September 30, 2005 and 2004


                                                                                                          Accumulated
                                                        Common Stock          Additional                    Other          Total
                                                   -----------------------     Paid-In       Retained   Comprehensive  Shareholders'
                                                    Shares        Amount       Capital       Earnings       Loss          Equity
                                                    ------        ------       -------       --------       ----          ------
Balance December 31, 2003                          1,166,208   $ 1,166,208   $ 7,030,589   $ 1,074,747   $   (80,596)  $ 9,190,948
 Net change in unrealized
    gain on securities held for sale                                                                          27,967        27,967
 Cash dividend paid in lieu of fractional shares                                                   (78)                        (78)
 Net income                                                                                    458,388                     458,388
                                                  --------------------------------------------------------------------------------
Balance September 30, 2004                         1,166,208   $ 1,166,208   $ 7,030,589   $ 1,531,057   $   (52,629)  $ 9,675,225
                                                  ================================================================================

Balance December 31, 2004                          1,166,208   $ 1,166,208   $ 7,030,589   $ 1,732,872   $  (119,482)  $ 9,810,187
 Stock split                                         233,058       233,058      (233,058)
  Net change in unrealized
     loss on securities held for sale                                                                       (153,819)     (153,819)
  Issuance of common stock                             1,000         1,000         3,900                                     4,900
 Cash paid in lieu of fractional shares                                                         (2,387)                     (2,387)
  Net income                                                                                   696,472                     696,472
                                                  --------------------------------------------------------------------------------
Balance September 30, 2005                         1,400,266   $ 1,400,266   $ 6,801,431   $ 2,426,957   $  (273,301)  $10,355,353
                                                  ================================================================================

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,

                                                                                 2005            2004
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    696,472    $    456,388
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                    268,262         280,011
  Provision for loan losses                                                       400,770         740,300
  Premium amortization and discount accretion, net                                 68,001          86,895
  Deferred income tax benefit                                                    (126,665)        (91,055)
  Net expenses from foreclosed properties                                          81,683         179,401
  (Gains)/losses  on sales of securities                                           22,209         (31,613)
  Losses on disposal/sales of premises and equipment                                1,584          18,156
  Increase in accrued interest receivable                                        (101,494)       (110,735)
  Decrease in other assets                                                        126,432          81,430
  Increase in accrued interest payable                                             77,959          16,909
  Increase in other liabilities                                                   321,602         104,395
                                                                             ------------    ------------
    Net cash provided by operating activities                                   1,836,815       1,730,482
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale                                     (9,333,695)     (9,885,613)
Maturities of securities available for sale                                     2,228,424       4,509,531
Net increase in loans                                                          (9,857,107)     (7,924,440)
Proceeds from sales of foreclosed properties                                      170,778         726,022
Proceeds from sales of securities                                               1,579,234         553,600
Proceeds from sales of premises and equipment                                       1,947             200
FHLB stock purchase                                                              (223,600)        (96,600)
Additions to premises and equipment                                              (254,338)       (622,835)
                                                                             ------------    ------------
    Net cash used in investing activities                                     (15,688,357)    (12,740,135)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, MMDA and savings
accounts                                                                       (5,375,249)     12,496,055
Net increase in time deposits                                                   8,456,917       5,714,757
Cash paid for fractional shares                                                    (2,387)            (78)
Issuance of common stock                                                            4,900              --
Proceeds from long-term borrowings                                              4,000,000              --
Maturity of short-term borrowing                                               (2,000,000)             --
                                                                             ------------    ------------
Net cash provided by financing activities                                       5,084,181      18,210,734
                                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (8,767,361)      7,201,081
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               19,621,267      11,990,677
                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 10,853,906    $ 19,191,758
                                                                             ============    ============

See notes to consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORTION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Weststar Financial Services Corporation (the "Company") is a holding company with one subsidiary, The Bank of Asheville (the "Bank"). The Bank is a state chartered commercial bank which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding area. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the "Trust") during October 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation. The Trust is not consolidated for FIN 46R purposes. Bank of Asheville Mortgage Company, LLC (the "Mortgage Company") is a state chartered mortgage bank which was incorporated in North Carolina on October 19, 2004 of which Weststar Financial Services Corporation is a 50% owner. The Mortgage Company originates conventional mortgage loans.

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2005 and December 31, 2004, and the consolidated results of their operations for the three and nine-month periods ended September 30, 2005 and 2004 and their cash flows for the nine-month periods ended September 30 2005 and 2004. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

      The accounting policies followed are set forth in Note 1 to the 2004 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2. Loans at September 30, 2005 and December 31, 2004 classified by type are as follows:

                                                  September 30,     December 31,
                                                      2005              2004
                                                      ----              ----
      Real Estate:
        Construction                              $ 14,760,065     $ 11,470,223
        Mortgage                                    58,377,479       51,633,458
      Commercial, financial and agricultural        19,428,340       20,162,307
      Consumer                                       1,992,331        1,747,694
                                                  ------------     ------------
      Subtotal                                      94,558,215       85,013,682
      Net deferred loan origination fees              (206,765)        (161,612)
                                                  ------------     ------------
      Total                                       $ 94,351,450     $ 84,852,070
                                                  ============     ============

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of commitments to extend credit were $24,101,001 and $19,683,801 at September 30, 2005 and December 31, 2004, respectively.

4. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                           Three Months             Nine Months
                                                        Ended September 30,     Ended September 30,
                                                         2005        2004        2005        2004
      Weighted average shares outstanding              1,400,266   1,399,266   1,400,039   1,399,266
      Potentially dilutive effect of stock options        88,103      66,973      91,335      70,925
                                                       ---------------------------------------------
      Weighted average shares outstanding, including
      potentially dilutive effect of stock options     1,488,369   1,466,239   1,491,374   1,470,191
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

      At September 30, 2005, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

                                                 Three Months Ended       Nine Months Ended
                                                9/30/2005   9/30/2004   9/30/2005   9/30/2004
                                                ---------   ---------   ---------   ---------
      Net income as reported                    $ 387,432   $ 163,539   $ 696,472   $ 456,388
      Less: Total stock based employee
      compensation expense determined
      under fair value method for all awards,
      net of related tax effects                       --      25,716      47,815      76,488
                                                ---------   ---------   ---------   ---------
      Pro forma net income                      $ 387,432   $ 137,823   $ 648,657   $ 379,900
                                                =========   =========   =========   =========
      Net income per share:
      As reported:

      Basic                                     $    0.28   $    0.12   $    0.50   $    0.33
      Diluted                                   $    0.26   $    0.11   $    0.47   $    0.31

      Pro forma:

      Basic                                     $    0.28   $    0.09   $    0.46   $    0.26
      Diluted                                   $    0.26   $    0.09   $    0.43   $    0.25

In December 2004, the FASB issued revised SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that made SFAS No. 123R effective for annual periods beginning after December 15, 2005. The Company will be required to adopt SFAS No. 123R in the first quarter of 2006 and currently discloses the effect on net income and earnings per share of the fair value recognition provision of SFAS No. 123 "Accounting for Stock Based Compensation." The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

Item 2. Management's Discussion and Analysis
        Financial Condition and Results of Operations

Weststar Financial Services Corporation & Subsidiary
Management's Discussion and Analysis

EXECUTIVE OVERVIEW

During 2005, the Company continued its focus on improving asset quality, asset growth and market penetration. Management emphasized prudent underwriting standards, increased periodic reviews of loans of $100,000 or more, and expanded its loan quality monitoring systems. During the period, asset quality continued to demonstrate improvement. Non-performing assets decreased from $3,011,402 at December 31, 2004 to $1,941,439 at September 30, 2005. Net charge-offs for the period totaled $312,775 compared to $396,543 for the nine-month period ended September 30, 2004. Loans outstanding grew by 11% to $94,351,450 from December 31, 2004, which reflected improved economic conditions and increased market share. Deposits increased 3% to $117,523,416. The increase was reflected in time, savings and demand deposits. Including an outflow of approximately $13,400,000 in money market accounts, which were temporary funds from one of the Company's largest real estate trust accounts, deposits increased approximately 14% over December 31, 2004.

The Company increased its net interest income by 19% during the three-month period due to growth in net earning assets and improved net interest margin. Based upon loan growth, asset quality and historical charge-off experience, the Company added $47,615 to the loan loss reserve compared to $127,500 during the comparable period in 2004. Non-interest income increased 6% to $416,530. The increase was primarily attributable to increased fees from overdraft charges and fees from VISA/Master Card transactions, which are based on activity volume. The Company's investment in Bank of Asheville Mortgage Company, LLC earned a profit of $16,855 during the quarter, which was its third quarter of operations. Non-interest expenses decreased 3% primarily as a result of decreased foreclosed property expenses.

Net income totaled $387,432 and $163,539 for the quarters ended September 30, 2005 and 2004, respectively - an increase of 137%.

The Company increased its net interest income by 12% during the nine-month period due to growth in earning assets. Based upon loan growth, asset quality and charge-off experience, the Company added $400,770 to the loan loss reserve compared to $740,300 during the comparable period in 2004. Non-interest income decreased 8% to $1,129,652. The decrease was primarily attributable to $49,051 decreased fees from overdraft charges, which is based on activity volume. The Company's investment in Bank of Asheville Mortgage Company, LLC reflected a net operating loss of $1,053 during the nine-month period compared to none during 2004. Non-interest expenses increased 8% primarily as a result of growth in loans, deposits, marketing, personnel and personnel expenses. Management monitors expenses closely and reviews each expense relative to the benefit provided.

Net income totaled $696,472 and $456,388 for the nine-month periods ended September 30, 2005 and 2004, respectively - an increase of 53%.

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2005 COMPARED TO DECEMBER 31, 2004

During the period from December 31, 2004 to September 30, 2005, total assets increased $6,026,395 or 5%. This increase, reflected primarily in investments and loans, resulted from an increase in deposits and borrowed funds.

Securities, federal funds sold and interest-bearing balances with other financial institutions at September 30, 2005 totaled $34,082,251 compared to $38,997,940 at December 31, 2004. Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system. This access grants the Company sources of funds for lending and liquidity. Investments in Federal Home Loan Bank stock to date total $531,500.

At September 30, 2005, the loan portfolio constituted 69% of the Company's total assets. Loans increased $9,499,380 from December 31, 2004 to September 30, 2005. Improved economic conditions resulted in the 11% increase in loan growth. Management places a strong emphasis on loan quality. At September 30, 2005, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $901,556, $1,641,415, and $1,869,920 at September 30, 2005 and 2004, and December 31,
2004, respectively. The average recorded balance of impaired loans during 2005 and 2004 was not significantly different from the balance at September 30, 2005 and 2004 and December 31, 2004. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $99,368 and $265,300 and $219,846 at September 30, 2005 and 2004, and December 31, 2004, respectively. For the nine-month periods ended September 30, 2005 and 2004, Weststar recognized interest income from impaired loans of approximately $14,980 and $50,145. See "Asset Quality" for discussion for an analysis of loan loss reserves.

Deposits increased $3,081,668 during the nine months ended September 30, 2005. The increase in deposits is reflected in demand time and savings accounts. During the first quarter of 2005 approximately $13.4 million in money market accounts, which were temporary funds from one of the Company's largest real estate trust accounts, flowed out of the Bank. Excluding these funds, deposits increased approximately 14% over December 31, 2004. Total demand deposits accounts grew by $5,039,851 to $24,612,400 due to continued market penetration. NOW accounts decreased primarily as a result of rate sensitive customer shifting funds to higher yielding time deposits. Time deposits increased $8,456,917 due to competitive interest rates and market penetration.

Long-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000 and subordinated debt of $4,124,000. The interest rate on this advance was 5.01% and matures on March 23, 2010. Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans. The subordinated debt bears a rate of LIBOR plus 315 basis points and pays dividends quarterly. The rate is subject to quarterly resets. The subordinated debt matures October 7, 2033, and is callable on or after October 7, 2008. Approximately $3.5 million was eligible for inclusion as Tier I capital.

The Company's capital at September 30, 2005 to risk weighted assets totaled 15.67%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least

4% being in the form of Tier 1 capital, as defined in the regulation. As of September 30, 2005, the Company's capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

Net interest income, the principal source of the Company's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2005 totaled $1,346,268 compared to $1,136,017 in 2004. This increase was attributable to growth in net earning assets and improved net interest margin. The Company's net interest margins were approximately 4.0% and 3.7% for the quarters ended September 30, 2005 and 2004, respectively.

Weststar recorded a provision for loan losses of $47,615 and $127,500 for the quarters ended September 30, 2005 and 2004, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." Despite improved performance in credits, the allowance for loan losses remained relatively high due to charge-off experience during the past three years.

Other non-interest income for the September 30, 2005 and 2004 quarters totaled $416,530 and $393,734, respectively. The increase in service charge income primarily reflects an increase in overdraft charge income of $11,373. The increase in overdraft charges was based on activity during the period. Other service fees and commission decreased as a result of shifting mortgage loan origination from the Bank to the mortgage company. The Bank recorded none and $28,175 from the origination of mortgage loans during 2005 and 2004, respectively. Net profit from Bank of Asheville Mortgage Company, LLC totaled $16,855 during the 2005 quarter compared to none during the 2004 quarter. Other income increased $25,822 primarily due to a recovery other than loans. During the period, the Company realized $22,209 in securities losses. Securities bearing yields significantly below current market yields were sold; funds were reinvested at higher current market yields.

Other non-interest expense totaled $1,099,186 compared to $1,129,902 in 2004. This decrease was primarily attributable to a decrease in net expenses from foreclosed properties. Foreclosed properties expenses decreased from $122,078 to $4,123, which paralleled a decrease in foreclosed properties. Income before income tax provision totaled $615,997 and $272,349 for the quarters ended September 30, 2005 and 2004, respectively. Income tax provision totaled $228,565 and $108,810 for the quarters ended September 30, 2005 and 2004, respectively, which equated to an effective tax rate of 37.10% and 39.95%. Net income totaled $387,432 and $163,539 for the quarters ended September 30, 2005 and 2004, respectively.

COMPARATIVE NINE MONTHS

Net interest income for the nine-month period September 30, 2005 totaled $3,748,157 compared to $3,357,300 in 2004. This increase was attributable to growth in net earning assets. The Company's net interest margin was approximately 3.8% and 3.9% for the periods ended September 30, 2005 and 2004, respectively.

Weststar recorded a provision for loan losses of $400,770 and $740,300 for the nine months ended September 30, 2005 and 2004, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under "Asset Quality." Despite improved performance in credits, the allowance for loan losses remained relatively high due to charge-off experience during the past three years.

Other non-interest income for the September 30, 2005 and 2004 periods totaled $1,129,652 and $1,233,641, respectively. The decrease in service charge income primarily reflects a decrease in overdraft charge income of $49,051. The decrease in overdraft charges was based on activity during the period. Other service fees and commission decreased as a result of shifting mortgage loan origination from the Bank to the mortgage company. The Bank recorded $12,612 and $90,580 from the origination of mortgage loans during 2005 and 2004, respectively. Net loss from the Company's investment in Bank of Asheville Mortgage Company, LLC totaled $1,053 during the 2005 period compared to none during 2004. Other income increased $23,066 primarily due to a recovery other than loans.

Other non-interest expense totaled $3,373,057 compared to $3,116,138 in 2004. This increase was primarily attributable to overall company growth to support loans and deposits, and accounting fees associated with the Sarbanes-Oxley Act of 2002. Equipment expenses increased $25,008 as the company purchased new equipment for additional employees, and upgraded outdated servers and personal computers company-wide. Marketing expenses increased $18,444 as the Company continued to penetrate its service area. Net expenses from foreclosed properties decreased from $208,278 to $91,332, which paralleled a decrease in foreclosed properties. Income before income tax provision totaled $1,103,982 and $734,503 for the periods September 30, 2005 and 2004, respectively. Income tax provision totaled $407,510 and $278,115 for the periods ended September 30, 2005 and 2004, respectively, which equated to an effective tax rate of 36.91% and 37.86%. Net income totaled $696,472 and $456,388 for the periods ended September 30, 2005 and 2004, respectively.

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

During the first six months of 2005, rates on interest-bearing liabilities repriced at incrementally higher than rates on interest-earning assets due to competitive factors in the market place, which caused a slight compression in net interest margin compared to 2004. However, during the third quarter of 2005, the net interest margin improved as interest rates on interest-earning assets increased incrementally higher than rates on interest-bearing liabilities. The shift in pricing was primarily market driven.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                                TERMS TO REPRICING AT SEPTEMBER 30, 2005
                                       1-90 Days      91-180 Days     181-365 Days    Total One Year   Non-Sensitive      Total
                                     ------------    ------------     ------------    --------------   -------------  ------------
Interest-earning assets:
Interest bearing deposits            $    326,080               ~                ~     $    326,080               ~   $    326,080
Federal funds sold                      5,464,000               ~                ~        5,464,000               ~      5,464,000
Investment securities                   5,076,656    $    750,576     $  6,509,103       12,336,335    $ 16,400,589     28,736,924

Federal Home Loan Bank stock                   --              --               --               --         531,500        531,500
Loans (1)                              71,859,646         943,485        2,452,636       75,255,767      17,315,321     92,571,088
Total interest-earning assets          82,726,382       1,694,061        8,961,739       93,382,182      34,247,410    127,629,592

Interest-bearing liabilities:
Time deposits                           5,360,114      11,652,027       14,619,242       31,631,383       5,594,215     37,225,598
All other deposits                     55,685,418              --               --       55,685,418              --     55,685,418
Long-term debt                          4,124,000              --               --        4,124,000       4,000,000      8,124,000
Total interest-bearing liabilities     65,169,532      11,652,027       14,619,242       91,440,801       9,594,215    101,035,016

Interest sensitivity gap             $ 17,556,850    $ (9,957,966)    $ (5,657,503)    $  1,941,381    $ 24,653,195              ~
Cumulative interest sensitivity
Gap                                  $ 17,556,850    $  7,598,884     $  1,941,381                ~               ~              ~
Cumulative ratio of interest -
earning assets as a percent
of interest sensitive liabilities           126.9%           14.5%            61.3%           102.1%              ~              ~

(1)   Non-accrual loans have been excluded.

Weststar has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities for the one year horizon.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at September 30, 2005 and 2004, and December 31, 2004 and 2003 was $1,696,361, $1,517,760, $1,608,366 and $1,174,003 or 1.80%,
1.85%, 1.90% and 1.57%, respectively, of gross loans outstanding. The ratio of annualized net charge-offs to average loans outstanding was .47%, .68%, .72% and 1.82%, at September 30, 2005 and 2004, and December 2004 and 2003, respectively. Improved asset quality and fewer charge-offs resulted in a lower provision to the loan loss reserve during 2005 compared to the same period in 2004. Primarily because of a recessionary economy, charge-offs for the year ended 2003 totaled $1,357,614. As the economy demonstrated signs of recovery during 2004, charge-offs decreased to $697,612. Charge-offs during the first nine months of 2005 totaled $342,714 compared to $434,542 during the comparable period in 2004.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the nine months ended September 30, 2005 and 2004, and for the years ended December 31, 2004 and 2003.

Summary of Allowance for Loan Losses

                                                For the nine months            For the years ended
                                                ended September 30,                December 31,
                                               2005            2004            2004            2003
                                               ----            ----            ----            ----
Balance, beginning of period               $ 1,608,366     $ 1,174,003     $ 1,174,003     $ 1,020,198
  Charge-offs:
  Commercial, financial and agricultural      (188,365)       (388,102)       (579,930)     (1,075,792)
  Real estate:
    Construction                                    --              --              --              --
    Mortgage                                  (129,401)             --         (48,000)       (157,142)
  Consumer                                     (24,948)        (46,440)        (69,682)       (124,680)
                                           -----------     -----------     -----------     -----------
Total charge-offs                             (342,714)       (434,542)       (697,612)     (1,357,614)

Recoveries
  Commercial, financial and agricultural         9,707          18,339          73,054          71,942
  Real estate:
    Construction                                    --              --              --              --
    Mortgage                                        --              --          25,000              --
  Consumer                                      20,232          19,660          23,621          33,677
                                           -----------     -----------     -----------     -----------
Total recoveries                                29,939          37,999         121,675         105,619
                                           -----------     -----------     -----------     -----------
Net (charge-offs) recoveries                  (312,775)       (396,543)       (575,937)     (1,251,995)
                                           -----------     -----------     -----------     -----------
Provision charged to operations                400,770         740,300       1,010,300       1,405,800
                                           -----------     -----------     -----------     -----------
Balance, end of period                     $ 1,696,361     $ 1,517,760     $ 1,608,366     $ 1,174,003
                                           ===========     ===========     ===========     ===========

Annualized percentage of net
charge-offs to average loans                       .47%            .68%            .72%           1.82%
Percentage of allowance to
  period-end loans                                1.80%           1.85%           1.90%           1.57%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                September 30, 2005         December 31, 2004
                              Amount of   Percent of     Amount of   Percent of
                              Allowance   Total Loans    Allowance   Total Loans

TYPE OF LOAN:
Real estate                   $1,307,795       77%       $1,139,769       74%
Commercial and industrial
  loans                          331,772       21%          388,559       24%
Consumer                          56,794        2%           54,528        2%
Unallocated                           --       --            25,510       --
                              ----------    -----        ----------    -----
Total allowance               $1,696,361      100%       $1,608,366      100%
                              ==========    =====        ==========    =====

The Company does not have any significant loan concentrations. During the period, loan quality demonstrated improvement. Impaired loans totaled $901,556, $1,019,222, $1,598,956 and $1,869,920 at September 30, 2005, June 30 2005, March
31, 2005 and December 31, 2004, respectively. Nonaccrual loans totaled $1,780,362 $2,299,925, $2,823,869 and $2,567,816 at September 30, 2005, June 30,
2005, March 31, 2005 and December 31, 2004, respectively.

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

                               REGULATORY CAPITAL

                                                                                                 To Be Well
                                                                          For Capital        Capitalized Under
                                                      Actual                Adequacy         Prompt Corrective
                                                                            Purposes         Action Provisions
                                                 Amount     Ratio      Amount      Ratio      Amount     Ratio
                                                 ------     -----      ------      -----      ------     -----
                                                                     (Dollars in Thousands)
As of September 30, 2005
Total Capital (to Risk Weighted Assets)
  Consolidated                                   $15,902    15.67%     $8,117      8.00%     $10,146     10.00%
  Bank                                           $15,217    15.04%     $8,092      8.00%     $10,116     10.00%

Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                                   $14,170    13.97%     $4,059      4.00%     $ 6,088      6.00%
  Bank                                           $13,947    13.79%     $4,046      4.00%     $ 6,069      6.00%

Tier 1 Capital (to Average Assets)
  Consolidated                                   $14,170    10.38%     $5,460      4.00%     $ 6,825      5.00%
  Bank                                           $13,947    10.24%     $5,448      4.00%     $ 6,810      5.00%

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

As of September 30, 2005 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $10.9 million, which represents 7.9% of total assets and 9.2% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $12.7 million. At September 30, 2005, outstanding commitments to extend credit and available lines of credit were $24.1 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 31.7% of Weststar's total deposits at September 30, 2005. The Company's growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 8.3% of the Company's total deposits at September 30, 2005. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of these deposits.

                              INVESTMENT ACTIVITIES

At September 30, 2005, Weststar's investments consisted of U.S. Government agency securities, mortgage backed securities and municipal bonds. The investments, with aggregate amortized cost of $28.7 million, are classified as available for sale and are presented in the consolidated financial statements at their market values of $28.3 million at September 30, 2005. These securities have tax equivalent yields of 3.5%, 4.0% and 5.7% respectively, with an aggregate remaining term of approximately 61.9 months. The Company's investment in stock of the Federal Home Loan Bank, which is required of every member and is redeemable only by the Federal Home Loan Bank, was $531,500 with a yield of 3.25% at September 30, 2005. Because the investment is redeemable only by the Federal Home Loan Bank, it is listed separately rather than a component of the Company's investment portfolio.

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

                                    WESTSTAR FINANCIAL SERVICES CORPORATION


Date: November 9, 2005          By: /s/   G. Gordon Greenwood
                                    --------------------------------------------

                                    G. Gordon Greenwood
                                    President and Chief Executive Officer


Date: November 9, 2005          By: /s/   Randall C. Hall
                                    --------------------------------------------

                                    Randall C. Hall
                                    Executive Vice President and Chief Financial and Principal Accounting Officer