Form 10KSB
period 2005-12-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2006-03-10
CIK 1106181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2005

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

                                79 Woodfin Place

                         Asheville, North Carolina 28801
                         -------------------------------
                     (Address of Principal Executive Office)

                                 (828) 252-1735
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The Registrant's revenues for the year ended December 31, 2005 were $9,158,340.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2005 was approximately $15,694,179.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2005 was 1,401,266.

                      Documents Incorporated by Reference:

PART III:  Definitive  Proxy Statement dated March 10, 2006 as filed pursuant to
Section 14 of the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format               Yes [_] No [X]


                                         FORM 10-KSB CROSS-REFERENCE INDEX


                                                                                                           2006
                                                                                        2005               Proxy
                                                                                        Form 10-KSB        Statement
                                                                                        Page               Page
PART I
Item 1  -  Description of Business                                                      3                  n/a
Item 2  -  Description of Property                                                      6                  n/a
Item 3  -  Legal Proceedings                                                            6                  n/a
Item 4  -  Submission of Matters to a Vote of Security                                  6                  n/a
Holders

PART II
Item 5  -  Market  for Common Equity and Related Shareholder Matters                    6                  n/a
Item 6  -  Management's Discussion and Analysis                                         8                  n/a
Item 7  -  Financial Statements                                                         20                 n/a
Item 8  -  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                         45                 n/a
Item 8A -  Controls and Procedures                                                      45                 n/a
Item 8B -  Other Information                                                            45                 n/a

PART III
Item 9  -  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                            45                 5 - 10
Item 10 -  Executive Compensation                                                       45                 10 - 12
Item 11 -  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                              45                 3-4
Item 12 -  Certain Relationships and Related                                            46                 6, 12
Transactions
Item 13 -  Exhibits                                                                     46                 n/a
Item 14 -  Principal Accountant Fees and Services                                       46                 9, 13


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

Primary Market Area

The Registrant's market area consists of Asheville, Buncombe County, North Carolina and surrounding areas. Buncombe County is part of the Asheville Ranally Metropolitan area. Asheville is the county seat and the industrial center of Buncombe County with a population of approximately 69,300. In addition, Asheville is the commercial hub for several other prosperous towns in Buncombe County, including Arden, Biltmore Forest, Black Mountain, Montreat, Skyland, Weaverville and Woodfin. The total population of Buncombe County is 217,500. Statistics are the latest issued by the Asheville Metro Business Research Center.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to a long history of statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant's competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. In Buncombe County as of June 30, 2005 (the latest date for which statistics are available) there were 79 offices of 16 different commercial and savings banks (including the largest banks in North Carolina), as well as offices of credit unions and various other entities engaged in the extension of credit. As of June 30, 2005, Registrant accounted for 3.69% of total deposits held by commercial banks and savings banks in Buncombe County.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of Registrant's competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks, which has heightened the competition among banks in North Carolina.

Despite the competition in its market area, Registrant believes that it has certain competitive advantages that distinguish it from its competition. Registrant believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. Registrant is locally owned and managed, making credit and other decisions that have a direct bearing on faster service and more efficiently obtained credit. Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. Registrant offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs. Registrant also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional newspaper and radio media to attract new customers. To enhance a positive image in the community, Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

The Bank currently employs 41 full-time equivalent employees. Registrant does not have any officers or employees who are not also officers or employees of the Bank. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

THE BANK HOLDING COMPANY ACT. The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of any bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2005, the Company was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of 13.77% and 15.33% respectively.

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

Recent Legislative Developments

On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operation of financial institutions. This act has increased the overall cost of our regulatory compliance activities.

ITEM 2:  DESCRIPTION OF PROPERTY

The following table sets forth the location of the Registrant's offices as of December 31, 2005.

                                                    APPROX.
                                   YEAR             SQUARE
OFFICE LOCATION                    OPENED           FOOTAGE        OWN/LEASE
---------------                    ------           -------        ---------

Main Office
79 Woodfin Place                   1997             10,000         Own
Asheville, NC

Candler Office
6 Dogwood Road                     1999              1,900         Own building,
Candler, NC                                                        lease land

Leicester Highway Office           2000              2,500         Own building,
349 New Leicester Highway                                          lease land
Asheville, NC

Arden Office                       2003              2,629         Lease
1985 Hendersonville Highway
Asheville, NC

ITEM 3:  LEGAL PROCEEDINGS

There were no known current or pending proceedings as of December 31, 2005.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

Weststar Financial Services Corporation stock is traded on the Over-The-Counter Bulletin Board under the symbol "WFSC." There were 1,401,266 shares outstanding at December 31, 2005 owned by approximately 800 shareholders.

During 2005, 277,660 shares of the Company's common stock were traded. The closing price of the stock on December 31, 2005 was $11.20.

The following table represents stock prices during the trading periods.

2005        1st     2nd      3rd      4th
            Qtr.    Qtr.     Qtr.     Qtr.
High      $15.00  $12.75   $11.75   $11.75
Low       $10.91  $11.00   $10.50   $10.00
Close     $11.75  $11.00   $11.25   $11.20

2004        1st     2nd      3rd      4th
            Qtr.    Qtr.     Qtr.     Qtr.
High      $10.63  $ 9.38    $8.75   $10.83
Low       $ 8.25  $ 8.21    $8.22   $ 8.34
Close     $ 9.58  $ 8.75    $8.54   $10.83

No cash dividends were paid in 2005 or 2004. A 20% stock dividend effected in the form of a 6-for-5 stock split was paid to shareholders in January 2005. Stock prices have been adjusted to reflect the stock dividend.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
908.497.2300 or 800.368.5948

Shareholder Information

For  information,   contact  Randall  C.  Hall,  Executive  Vice  President  and
Secretary, Weststar Financial Services Corporation, 79 Woodfin Place, Asheville, North Carolina, 28801 or rhall@bankofasheville.com.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 3:00 p.m., Tuesday, April 18, 2006, at the Renaissance Asheville Hotel, One Thomas Wolfe Plaza, Asheville, North Carolina.

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

                               EXECUTIVE OVERVIEW

During 2005, the Company focused significant attention on improving asset quality, asset growth and expansion within its markets. Management emphasized prudent underwriting standards, expanded periodic reviews of loans of $100,000 or more, and enhancement of its loan quality monitoring systems. Net charge-offs during 2005 totaled $314,259 compared to $575,937 during 2004. Non-performing assets totaled $1,881,653 and $3,011,402 at December 31, 2005 and 2004,
respectively.  Loans  outstanding  grew by $15,641,532  or 18% to  $100,493,602.
Management balanced loan growth through liquidity as reflected in the 20% increase in the Company's investment portfolio, which totaled $27,824,748 at December 31, 2005.

The Company maintained its deposit market share in Buncombe County at approximately 3.7% as of June 30, 2005, according to the latest Federal Deposit Insurance Corporation statistics. From December 31, 2004 to December 31, 2005 the Company's deposits grew to $119,112,899 - an increase of 4%. During the second half of 2004, one of the Company's real estate customers deposited and maintained in excess of $13,400,000 into its money market accounts. Funds in these accounts were considered short-term, and were subsequently withdrawn during the first quarter of 2005. Excluding these deposits, the Company's deposits increased 18% from December 31, 2004 to December 31, 2005. Deposit growth reflected continued market penetration. During 2005, rate sensitive customers continued shifting funds from lower interest paying NOW and money market demand accounts into time deposit accounts, which bear higher interest rates, as interest rates increased throughout the year.

During September 2005, the Company relocated a temporary branch on Hendersonville Highway to a permanent site within the same community. The new facility allows for continued market penetration and improved customer service. In January 2005, Bank of Asheville Mortgage Company, LLC opened for business with 2 offices in Buncombe County and one office in Henderson County. The Company owns a 50% interest in the Mortgage Company.

The Company maintained an average interest rate spread of approximately 3.6% during 2005 which, combined with net earning asset growth, resulted in a 14% increase in net interest income during 2005. As a result of historic charge-offs, loan growth and a significant improvement in nonperforming assets, the Company added $466,270 to its allowance for loan losses compared to $1,010,300 in 2004. Non-interest income decreased primarily as a result of lower fees from the origination of mortgage loans due to higher mortgage loan rates. Mortgage loan fees totaled $116,529 in 2004 compared to $12,612 in 2005 at the Bank level. In January all new mortgage origination activities shifted from the Bank to the Mortgage Company, which posted a net operating loss of $7,874. Non-interest expenses totaled $4,464,811 and $4,093,885 in 2005 and 2004, respectively. Operating expenses increased as a result of relocating a temporary branch on Hendersonville Highway to a permanent site within the same community and increased expenses associated with supporting loan and deposit growth. Management monitors expenses closely and reviews each expense relative to the benefit provided. Net income totaled $1,078,751 in 2005 compared to $658,204 in 2004 - a 64% increase. Comprehensive income, which is the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders, net of tax totaled $779,057 and $619,318 in 2005 and 2004, respectively.


                              RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2005 compared to the year ended December 31, 2004.

                              2005 COMPARED TO 2004

Net income for 2005 totaled $1,078,751 compared to $658,204 in 2004 or $.72 per diluted share and $.45 per diluted share for 2005 and 2004, respectively. The return on average assets and equity, respectively, was .81% and 10.67% for 2005 compared to .55% and 6.93% in 2004. The increase in net income was primarily attributable to increased net interest income.

Interest income, the primary source of revenue for the Company, was derived from interest-earning assets such as loans, investments and federal funds sold. The rate earned on interest-earning assets and dollar volume of the interest-earning assets drive interest income. Interest income totaled $7,726,454 for the year ended December 31, 2005 compared to $6,036,303 in 2004. Growth in the average balance of interest-earning assets increased from $111,427,807 to $125,448,767 or 13% and was complemented by a 80 basis point increase in the rate on interest-earning assets, which resulted in increased interest income. Interest expense, derived from interest-bearing liabilities such as deposits and borrowed funds, totaled $2,538,483 in 2005 compared to $1,490,085 in 2004. The increase in interest expense was primarily attributable to higher interest rates during 2005. The average balance of interest-bearing liabilities grew from $90,335,639 in 2004 to $98,416,429 in 2005 or 9%, while the cost of funds increased 100 basis points.

As a result of historic charge-offs, loan growth and a significant improvement in nonperforming assets, the Company added $466,270 to its allowance for loan losses compared to $1,010,300 in 2004. Charge-offs, net of recoveries, totaled $314,259 for 2005 compared to $575,937 for 2004. Nonperforming assets totaled $1,881,653 at the end of 2005 compared with $3,011,402 at the end of 2004.

Other income totaled $1,431,886 in 2005 compared to $1,579,596 in 2004. Service charge fees on deposit accounts and other fees and commissions earned account for the majority of non-interest income. During 2005, the Company earned $1,183,798 from service charges on deposit accounts compared to $1,192,809 in 2004. The decrease resulted from lower service charge income earned from overdraft charges, which produced income of $945,133 in 2005 compared to $964,883 in 2004. Overdraft charges are based upon activity volume. Other service fees and commissions, including fees from the origination of mortgage loans, totaled $287,568 in 2005 compared to $332,900 in 2004. The decrease was primarily a result of lower fees from the origination of mortgage loans at the Bank level due to higher mortgage loan rates. Mortgage loan fees totaled $12,612 in 2005 compared to $116,529 in 2004. Mortgage origination activity has a tendency to decrease during periods of rising interest rates as was the case during 2005. The Mortgage Company assumed all mortgage origination activities during January 2005, and posted a net operating loss of $15,748, of which $7,874 was the Company's portion.

The Company sold investment securities during 2005 and 2004, which resulted in realized losses of $92,012 and gains of $31,613, respectively. 2005 sales resulted from portfolio repositioning due to increased market rates, while sales during 2004 resulted from a need to improve liquidity.

Other income, primarily the fees from the sales of checks and deposit slips and recoveries other than loans, provided additional income of $60,406 in 2005 compared to $33,603 in 2004.

Other expenses totaled $4,464,811 in 2005 compared to $4,093,885 in 2004. Expenses increased as a result of increased personnel expense, increased supplies expense to process the Bank's growth in loans and deposits, increased marketing expenses related to growth and expenses associated with relocating a full-service banking location during the latter part of 2005. Salaries and benefits accounted for $2,140,632 in 2005 or 48% of other expenses compared to $1,846,503 or 45% in 2004. Equipment expenses totaled $373,560 in 2005 compared to $329,382 in 2004. Net expenses associated with foreclosures totaled $101,937 during 2005 compared to $239,531 during 2004. Other non-interest expenses of $1,848,682 in 2005 compared to $1,678,469 in 2004 included sundry items such as marketing, accounting, occupancy, and insurance. The Company evaluates the cost of each expense based upon the value generated.

                               NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits) represents the most significant portion of the Company's earnings. It is management's on-going policy to maximize net interest income, while maintaining an acceptable level of risk. Net interest income totaled $5,187,971 and $4,546,298 for 2005 and 2004, respectively, representing an increase of 14% for 2005 over 2004. Interest rate spreads have been at least 3.6% over the last two years. The Company continues efforts to maximize this spread by management of both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income/expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last two years.

                                   AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
                                         For the Years Ended December 31,

                                                    2005                                    2004
                                                   Average                                 Average
                                     Average       Yield/     Income/        Average        Yield/      Income/
                                     Balance        Cost      Expense        Balance         Cost       Expense
ASSETS:
Loans (1)                         $ 90,595,910       7.2%   $  6,561,312   $ 79,542,721       6.6%   $  5,225,639
Taxable securities (2)              22,908,714       3.4%        773,225     19,650,226       3.1%        603,307
Non-taxable securities (3)           2,720,871       5.2%         92,723      1,687,325       4.9%         54,458
Federal funds sold                   8,888,644       3.0%        267,622     10,251,120       1.4%        142,056
Interest-bearing deposits              334,628       9.4%         31,572        296,415       3.7%         10,923
                                  ------------              ------------   ------------              ------------
  Total interest-earning assets    125,448,767       6.2%      7,726,454    111,427,807       5.4%      6,036,383
                                  ------------              ------------   ------------              ------------
All other assets                     7,000,747                                7,338,116
                                  ------------                             ------------
  Total assets                    $132,449,514                             $118,765,923
                                  ============                             ============

Liabilities and
Shareholders' Equity:
Interest-bearing deposits         $ 90,175,827       2.3%      2,092,944   $ 84,107,904       1.5%      1,267,976
Short-term borrowings                1,004,273       1.8%         17,739      2,103,735       1.6%         34,358
Long-term debt                       7,236,329       5.9%        427,800      4,124,000       4.6%        187,751
                                  ------------              ------------   ------------              ------------
  Total interest-bearing            98,416,429       2.6%      2,538,483     90,335,639       1.6%      1,490,085
liabilities
Other liabilities                   23,918,497                               18,931,761
Shareholders' equity                10,114,588                                9,498,523
                                  ------------                             ------------
Total liabilities and
shareholders' equity              $132,449,514                             $118,765,923
                                  ============                             ============

Net yield on earning-assets
and net interest income (4)                          4.2%   $  5,187,971                      4.1%   $  4,546,298
                                                            ============                             ============
Interest rate spread (5)                             3.6%                                     3.8%


(1)  Nonaccrual loans have been included.
(2)  Includes investment in Federal Home Loan Bank.
(3) Yields on tax-exempt investments have been adjusted to the tax equivalent basis using 34%.
(4) Net yield on earning assets is computed by dividing net interest earned by average earning assets.
(5) The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

                                             Interest and Rate/Volume Variance
                                             For the Years Ended December 31,

                                                     2005 Compared to 2004                2004 Compared to 2003
                                           Volume (1)      Rate(1)       Total     Volume (1)     Rate (1)       Total
Interest-bearing deposits in other banks   $    2,507    $   18,142   $   20,649   $    5,807   $    4,561    $   10,368
Investment securities                         139,303        68,880      208,183      162,561       24,126       186,687
Federal funds sold                            (29,952)      155,518      125,566       15,253       32,736        47,989
Loans                                         763,333       572,340    1,335,673      716,007     (276,040)      439,967
                                           ----------    ----------   ----------   ----------   ----------    ----------
Increase in interest income                $  875,191    $  814,880   $1,690,071   $  899,628   $ (214,617)   $  685,011
                                           ==========    ==========   ==========   ==========   ==========    ==========

Interest-bearing deposits                  $  116,156    $  708,812   $  824,968   $  178,952   $ (243,450)   $  (64,498)
Borrowings                                     90,308       133,122      223,430      142,069       14,753       156,822
                                           ----------    ----------   ----------   ----------   ----------    ----------
Increase in interest expense               $  206,464    $  841,934   $1,048,398   $  321,021   $ (228,697)   $   92,324
                                           ==========    ==========   ==========   ==========   ==========    ==========

     (1) The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variance.

              LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2005, such unfunded commitments to extend credit were $24,014,330, while commitments in the form of letters of credit totaled $1,566,547.

Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2005, payments due under such operating lease arrangements were $137,730, $126,930, $94,530, $94,530 and $94,530 in 2006 through 2010, respectively.

Liquidity requirements of the Company are met primarily through two categories of funds. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit. The Company considers these to be a stable portion of the Company's liability mix and results of on-going stable commercial and consumer banking relationships. At December 31, 2005 and 2004, core deposits totaled $105,872,861 or 89%, and $94,622,232 or 83% (which excludes a real estate customer's money market demand accounts totaling $13,438,618), respectively, of the Company's total deposits.

The other principal methods of funding utilized by the Company are through large denomination certificates of deposit, federal funds purchased and other short-term and long-term borrowings. Upstream correspondent banks, including the Federal Home Loan Bank of Atlanta, have made available to the Company lines of credit of approximately $13.8 million. Funding can also be borrowed from the Federal Reserve Bank's discount window. Funds borrowed from the Federal Reserve Bank are based upon a percentage of the underlying collateral. The Company has incurred limited need to borrow from the Federal Reserve Bank; as a result no securities have been allocated to secure borrowings. The Company's policy is to emphasize core deposit growth rather than purchased or brokered liabilities as the cost of these funds is greater.

In the normal course of business, there are various outstanding contractual obligations that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations. See Note 13 to the consolidated financial statements included elsewhere in this report for more information on commitments and contingent liabilities.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                     INTEREST RATE SENSITIVITY (GAP ANALYSIS)
                                                 DECEMBER 31, 2005

                                  1 - 90          91 - 180         181 - 365        Total            Non-
                                  Days            Days             Days             One Year         Sensitive      Total
Interest-earning assets:
Interest bearing deposits         $    350,770                                      $    350,770                    $    350,770
Federal funds sold                     267,000                                           267,000                         267,000
Investment securities                3,249,351    $    551,457     $  7,108,464       10,909,272     $ 17,597,617     28,506,889
Federal Home Loan
  Bank stock                                                                                              531,500        531,500
Loans (1)                           76,970,489         733,772        2,391,263       80,095,524       18,643,425     98,738,949
                                  ------------    ------------     ------------     ------------     ------------   ------------
  Total interest-earning assets     80,837,610       1,285,229        9,499,727       91,622,566       36,772,542    128,395,108

Interest-bearing liabilities:
Time deposits                       16,097,730      13,627,394       11,141,086       40,866,210        2,695,452     43,561,662
All other deposits                  50,386,772                                        50,386,772                      50,386,772
Long-term debt                       4,124,000                                         4,124,000        4,000,000      8,124,000
                                  ------------    ------------     ------------     ------------     ------------   ------------
  Total interest-bearing
        liabilities                 70,608,502      13,627,394       11,141,086       95,376,982        6,695,452    102,072,434

Interest sensitivity gap          $ 10,229,108    $(12,342,165)    $ (1,641,359)    $ (3,754,416)
                                  ============     ============     ============   ============
Cumulative interest
  sensitivity gap                 $ 10,229,108    $ (2,113,057)    $ (3,754,416)
                                  ============    ============     ============
Interest-earning assets
  as a percent of interest
  sensitive liabilities                  114.5%            9.4%            85.3%            96.1%

(1) Nonaccrual loans have been excluded.

The  Company  has   established   an  acceptable   range  of  80%  to  120%  for
interest-earning assets as a percent of interest sensitive liabilities.

The following table presents the maturity distribution of the Company's loans by type, including fixed rate loans.

   MATURITIES AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST RATES
                             AS OF DECEMBER 31, 2005

                                            Within        One to         Five
                                             One           Five        Years or
                                             Year         Years          More

Commercial, financial and agricultural   $19,635,598   $        --   $        --
Real estate - mortgage                    45,629,284    11,022,134     2,535,735

Predetermined rate, maturity
  greater than one year                           --    11,022,134     2,535,735
Variable rate or maturing within
  one year                                65,264,882            --            --

The Company paid an average rate of 2.3% on interest-bearing deposits during 2005 compared to 1.5% during 2004. Significant growth in deposits came from interest-bearing accounts. Interest-bearing transaction and savings accounts decreased by $15,713,746 during the period, including a customer's real estate trust accounts totaling $13,438,618, which the Company considered to be temporary funds at December 31, 2004 and was subsequently withdrawn during the first quarter of 2005. As interest rates demonstrated signs of increase during the period, customers continued shifting funds from lower rate bearing NOW and money market accounts to higher yielding time deposits. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company's management continuously monitors market pricing, competitor rates, and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing overall profit management. The daily average amounts of deposits of the Company are summarized below.

Average Deposits
For the Year Ended December 31, 2005

Non-interest bearing deposits                        $ 23,062,027
Interest-bearing                                       90,175,827
                                                     ------------
Total                                                $113,237,854
                                                     ============

The above table includes deposits of $100,000 or more, which at December 31, 2005 totaled $13,240,038. The table below presents the maturities of deposits of $100,000 or more.

Maturities of Time Deposits of $100,000 or More
December 31, 2005
                                                                        Greater
                                    Within      Within      Within      Than
                                    Three       Six         Twelve      One
                                    Months      Months      Months      Year

Time deposits of $100,000 or more   $5,870,325  $3,389,860  $3,306,061  $673,792


CAPITAL RESOURCES

As of December 31, 2005 and 2004, the Company's ratio of total capital to risk-adjusted assets was 15.33%, and 16.45%, respectively. Average capital to average assets totaled 7.64% and 8.00% at December 31, 2005 and 2004, respectively. The Company remains well capitalized and fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company's liquidity, capital resources or operations.

As of December 31, 2005, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:


                                             Trust                     Junior
                                           Preferred                Subordinated
                            Date of       Securities   Interest       Debt Owed    Final Maturity
   Issuing Entity          Issuance       Outstanding      Rate       To Trust          Date
----------------------    ----------    -------------  -----------   ----------    -----------

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

LOANS

The Company makes loans within its market area, defined as Asheville and Buncombe County, North Carolina. It makes both commercial and consumer loans. Total loans outstanding at December 31, 2005 and 2004 were $100,493,602 and $84,852,070, respectively. The Company places emphasis on consumer loans and commercial loans to small businesses and professionals. The Company has a diversified loan portfolio with no concentration to any one borrower or industry. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

                                                                     LOANS
                                                                  December 31,

                                       2005                2004                 2003             2002                 2001
                                                 % of                % of               % of               % of                % of
                                                 Total               Total              Total              Total               Total
                                       Amount    Loans    Amount     Loans     Amount   Loans    Amount    Loans     Amount    Loans
LOANS
Real estate -
  Construction                     $ 19,350,978    19% $ 11,470,223    13% $  8,372,934   11% $ 12,334,543   18% $ 11,139,588   17%
  Mortgage                           59,187,153    59%   51,633,458    61%   46,014,314   61%   37,214,677   55%   35,189,010   54%
Commercial, financial and
  agricultural                       19,635,598    19%   20,162,307    24%   18,603,317   25%   16,367,306   24%   16,512,498   25%
Consumer                              2,531,935     3%    1,747,694     2%    1,909,709    3%    2,188,840    3%    2,553,710    4%
                                   ------------   ---  ------------   ---  ------------  ---  ------------  ---  ------------  ---
Total loans                         100,705,664   100%   85,013,682   100%   74,900,274  100%   68,105,366  100%   65,394,806  100%
                                                  ===                 ===                ===                ===                ===
Deferred originations fees, net        (212,062)           (161,612)           (147,208)          (127,387)          (163,824)
                                   ------------        ------------        ------------       ------------       ------------
Total loans, net of deferred fees  $100,493,602        $ 84,852,070        $ 74,753,066       $ 67,977,979       $ 65,230,982
                                   ============        ============        ============       ============       ============


                                            NONPERFORMING ASSETS
                                                 December 31,

                            2005        2004        2003        2002        2001
NONPERFORMING ASSETS
Nonaccrual loans         $1,754,653  $2,567,816  $2,145,772  $1,079,750  $1,050,813
Other real estate owned     127,000     401,345   1,145,186     724,986     733,941
Repossessions                    --      42,241     121,783      67,204      18,598
                         ----------  ----------  ----------  ----------  ----------

Total                    $1,881,653  $3,011,402  $3,412,741  $1,871,940  $1,803,352
                         ==========  ==========  ==========  ==========  ==========

Real estate loans comprised 78% of the portfolio in 2005 compared to 74% in 2004. Commercial loans comprised 19% of the portfolio in 2005 compared to 24% in 2004, while consumer loans comprised 3% in 2005 compared to 2% in 2004. Commercial loans of $19,635,598, consumer loans of $2,531,935 and real estate mortgage loans of $59,187,153 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business. Real estate construction loans of $19,350,978 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally are issued at then current market rates and have fixed expiration dates of 1 year or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit was $25,580,877 and $19,683,801 at December 31, 2005 and 2004, respectively.

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

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,792,486 and $2,567,816 at December 31, 2005 and 2004, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $210,044 and $301,898 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004 was $1,576,007 and $1,844,874, respectively. For the years ended December 31, 2005 and 2004, the Company recognized interest income from impaired loans of $3,451 and $65,234, respectively.


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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at December 31, 2005 and 2004 was $1,760,377 and $1,608,366 or 1.75% and 1.90%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .35% and .72% during 2005 and 2004, respectively. Primarily because of a recessionary economy,
charge-offs  in  2003,   2002,  and  2001  exceeded  that  of  prior  historical
experiences.

                                     CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

                                                   2005            2004            2003            2002            2001

Balance at beginning of year                   $ 1,608,366     $ 1,174,003     $ 1,020,198     $   978,467     $   871,706
Loans charged-off:
  Commercial, financial and agricultural          (207,106)       (579,930)     (1,075,792)       (568,710)       (373,087)
  Real estate:
    Construction                                        --              --              --              --        (127,810)
    Mortgage                                      (129,401)        (48,000)       (157,142)        (33,574)        (90,275)
  Consumer                                         (33,339)        (69,682)       (124,680)       (159,471)        (27,238)
                                               -----------     -----------     -----------     -----------     -----------
Total charge-offs                                 (369,846)       (697,612)     (1,357,614)       (889,565)       (490,600)
                                               -----------     -----------     -----------     -----------     -----------
Recoveries of loans previously charged - off:
  Commercial, financial and agricultural            28,488          73,054          71,942          19,753          45,270
  Real estate:
    Construction                                        --              --              --           1,531              --

    Mortgage                                            --          25,000              --          13,322              --

  Consumer                                          27,099          23,621          33,677          18,770           1,671
                                               -----------     -----------     -----------     -----------     -----------
Total recoveries                                    55,587         121,675         105,619          53,376          46,941
                                               -----------     -----------     -----------     -----------     -----------
Net charge-offs                                   (314,259)       (575,937)     (1,251,995)       (836,189)       (443,659)
                                               -----------     -----------     -----------     -----------     -----------
Provision for loan losses                          466,270       1,010,300       1,405,800         877,920         550,420
                                               -----------     -----------     -----------     -----------     -----------
Balance at end of year                         $ 1,760,377     $ 1,608,366     $ 1,174,003     $ 1,020,198     $   978,467
                                               ===========     ===========     ===========     ===========     ===========

Ratio of net charge-offs during the year to
  average loans outstanding during the year            .35%            .72%           1.82%           1.26%            .70%

Sustained improvements in economic conditions, asset quality and charge-offs have justified a lower loan loss reserve at the end of 2005. Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance. Based upon this analysis, management believes the allowance is adequate to support current loans outstanding. Management has continued its in-depth underwriting analysis, training and loan monitoring.

The Company does not have any significant loan concentrations. During the period, loan terms remained relatively unchanged; however, loan quality reflected significant improvement throughout most of the year. Growth in the allowance has been based upon our formula allowance. Due to the overall consistency of the loan portfolio, there has been no reallocation of the allowance among different parts of the portfolio.

During 2005, there were no changes in the estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers affect the assessment of the allowance.

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                                       December 31,

                           2005                2004                2003               2002                2001
                                     % of                %of                 %of                 %of                 %of
                                    Total               Total               Total               Total                Total
                          Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans     Amount     Loans
Real estate             $1,350,460    78%   $1,139,769    74%   $  863,606    72%   $  690,842    73%   $  645,743    71%
Commercial, financial
 and agricultural          341,925    19%      388,559    24%      267,584    25%      287,860    24%      280,653    25%
 Consumer                   67,992     3%       54,528     2%        3,722     3%       19,184     3%       19,381     4%
Unallocated                     --    --        25,510    --        19,091    --        22,312    --        32,690    --
                        ----------   ---    ----------   ---    ----------   ---    ----------   ---    ----------   ---
Total allowance         $1,760,377   100%   $1,608,366   100%   $1,174,003   100%   $1,020,198   100%   $  978,467   100%
                        ==========   ===    ==========   ===    ==========   ===    ==========   ===    ==========   ===

INVESTMENT SECURITIES

At December 31, 2005 and 2004, securities carried at market value totaled $27,824,748 and $23,106,660, respectively, with amortized costs of $28,506,889 and $23,301,098, respectively. All investment securities are available for sale. Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors.

MATURITIES AND YIELDS OF DEBT SECURITIES

December 31, 2005
Available for sale: (1)
                                                     Amortized
TYPE                                                 Cost        Yield (2)
U.S. Government agencies - within 1year              $ 1,500,000   2.0%
                                                     -----------

U.S. Government agencies - within 1 to 5 years       $10,005,602   3.8%
Mortgage-backed securities - within 1 to 5 years       3,618,068   3.8%
Municipal bonds - due within 1 to 5 years                251,883   5.6%
                                                     -----------   ---
  Total - within 1 to 5 years                         13,875,553   3.8%
                                                     -----------

U.S. Government agencies - within 5 to 10 years        1,921,409   4.8%
Mortgage-backed securities - within 5 to 10 years      3,527,693   4.0%
Municipal bonds - within 5 to 10 years                 1,054,856   4.8%
                                                     -----------   ---
  Total - within 5 to 10 years                         6,503,958   4.3%
                                                     -----------

Mortgage-backed securities - greater than 10 years     1,781,885   4.5%
Municipal bonds - greater than 10 years                4,845,493   6.3%
                                                     -----------   ---
  Total - greater than 10 years                        6,627,378   5.8%
                                                     -----------

    Total                                            $28,506,889   4.3%
                                                     ===========   ===

December 31, 2004
Available for sale: (1)
                                                     Amortized
TYPE                                                 Cost              Yield (2)

U.S. Government agencies - within 1 to 5 years       $11,860,264   3.2%
Mortgage-backed securities - within 1 to 5 years       2,657,902   3.5%
                                                     -----------   ---
  Total - within 1 to 5 years                         14,518,166   3.2%
                                                     -----------

Mortgage-backed securities - within 5 to 10 years      6,111,075   3.4%
N.C. Municipal bonds - within 5 to 10 years            1,572,435   4.8%
                                                     -----------   ---
  Total - within 5 to 10 years                         7,683,510   4.1%
                                                     -----------

Mortgage-backed securities - greater than 10 years       986,001   4.5%
N.C. Municipal bonds - greater than 10 years             113,421   4.7%
                                                     -----------   ---
  Total - greater than 10 years                        1,099,422   4.5%
                                                     -----------

    Total                                            $23,301,098   3.6%
                                                     ===========   ===

(1) Securities available for sale are stated at amortized cost.
(2) Yields on tax-exempt securities have been adjusted to the tax equivalent basis using 34%.

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


                           SELECTED FINANCIAL INFORMATION AND OTHER DATA

SELECTED AVERAGE BALANCES:
                                                     2005      Yield       2004     Yield
         Non-interest bearing demand deposits   $ 23,062,027          $ 18,315,268
         Interest-bearing demand deposits         52,990,891    1.2%    50,844,982    1.2%
         Savings deposits                          2,258,496     .3%     2,291,726     .3%
         Time deposits                            34,926,440    2.1%    30,971,196    2.1%
                                                ------------          ------------
         Total deposits                         $113,237,854          $102,423,172
                                                ============          ============

SELECTED PERFORMANCE RATIOS:

         Return on average assets                        .81%                  .55%
         Return on average equity                      10.67%                 6.93%
         Dividend payout ratio                             0%                    0%
         Equity to assets ratio                         7.64%                 8.00%

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to the meet the financing needs of its customers. See Note 13 to the consolidated financial statements included elsewhere in this report for more information regarding these commitments and contingent liabilities.

ITEM 7:  FINANCIAL STATEMENTS


              WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.

Report of Independent Registered Public Accounting Firm................    21

Consolidated Balance Sheets as of December 31, 2005 and 2004...........    22

Consolidated Statements of Operations and Comprehensive Income
   for the years ended December 31, 2005 and 2004......................    23

Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 2005 and 2004......................    25

Consolidated Statements of Cash Flows
   for the years ended December 31, 2005 and 2004......................    26

Notes to Consolidated Financial Statements.............................    27

                            [LOGO DIXON HUGHES PLLC]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Weststar Financial Services Corporation:

We have audited the accompanying consolidated balance sheets of Weststar Financial Services Corporation and Subsidiary (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Weststar Financial Services Corporation and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Charlotte, North Carolina
February 22, 2006


WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
-------------------------------------------------------------------------------------------------

ASSETS                                                                 2005             2004
                                                                   -------------    -------------

Cash and cash equivalents:
   Cash and due from banks                                         $   6,243,192    $   3,729,987
   Interest-bearing deposits                                             350,770          321,280
   Federal funds sold                                                    267,000       15,570,000
                                                                   -------------    -------------
     Total cash and cash equivalents                                   6,860,962       19,621,267
                                                                   -------------    -------------
Investment securities - available for sale, at fair value
   (amortized cost of $28,506,889 and $23,301,098 at
   December 31, 2005 and 2004, respectively)                          27,824,748       23,106,660
Loans                                                                100,493,602       84,852,070
Allowance for loan losses                                             (1,760,377)      (1,608,366)
                                                                   -------------    -------------
   Net loans                                                          98,733,225       83,243,704
Premises and equipment, net                                            2,584,841        2,650,156
Accrued interest receivable                                              707,771          564,816
Federal Home Loan Bank stock, at cost                                    531,500          307,900
Deferred income taxes                                                    715,310          390,140
Foreclosed properties                                                    127,000          443,586
Other assets                                                             668,178          678,478
                                                                   -------------    -------------

TOTAL                                                              $ 138,753,535    $ 131,006,707
                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits:
     Demand                                                        $  25,164,465    $  19,572,549
     NOW accounts                                                     18,102,736       22,603,723
     Money market accounts                                            29,901,364       41,332,780
     Savings                                                           2,382,672        2,164,015
     Time deposits of $100,000 or more                                13,240,038        6,380,898
     Other time deposits                                              30,321,624       22,387,783
                                                                   -------------    -------------
        Total deposits                                               119,112,899      114,441,748
Short-term borrowings                                                         --        2,000,000
Accrued interest payable                                                 266,835          138,362
Other liabilities                                                        653,258          492,410
Long-term debt                                                         8,124,000        4,124,000
                                                                   -------------    -------------
          Total liabilities                                          128,156,992      121,196,520
                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, authorized - 1,000,000 shares;
     no shares issued and outstanding                                         --               --
   Common stock, $1 par value, authorized - 9,000,000 shares;
     outstanding shares - 1,401,266 and 1,166,208 at
     December 31, 2005 and 2004, respectively                          1,401,266        1,166,208
   Additional paid-in capital                                          6,805,331        7,030,589
   Retained earnings                                                   2,809,122        1,732,872
   Accumulated other comprehensive loss                                 (419,176)        (119,482)
                                                                   -------------    -------------
          Total shareholders' equity                                  10,596,543        9,810,187
                                                                   -------------    -------------

TOTAL                                                              $ 138,753,535    $ 131,006,707
                                                                   =============    =============

See Notes to Consolidated Financial Statements.


WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2005 and 2004
-----------------------------------------------------------------------------------------

                                                                   2005           2004
                                                               -----------    -----------
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans                                  $ 6,561,312    $ 5,225,639
   Federal funds sold                                              267,622        142,056
   Interest-bearing deposits                                        31,572         10,923
   Investments:
      Taxable interest income                                      756,853        595,446
      Non-taxable interest income                                   92,723         54,458
      Dividends                                                     16,372          7,861
                                                               -----------    -----------
        Total interest and dividend income                       7,726,454      6,036,383
                                                               -----------    -----------

INTEREST EXPENSE:
   Time deposits of $100,000 or more                               325,505        125,180
   Other time and interest bearing-deposits                      1,767,439      1,142,796
   Short-term borrowings                                            17,739         34,358
   Long-term debt                                                  427,800        187,751
                                                               -----------    -----------
        Total interest expense                                   2,538,483      1,490,085
                                                               -----------    -----------

NET INTEREST INCOME                                              5,187,971      4,546,298

PROVISION FOR LOAN LOSSES                                          466,270      1,010,300
                                                               -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                   4,721,701      3,535,998
                                                               -----------    -----------

OTHER INCOME:
   Service charges on deposit accounts                           1,183,798      1,192,809
   Other service fees and commissions                              287,568        332,900
   Securities gains (losses)                                       (92,012)        31,613
   Equity in loss of Bank of Asheville Mortgage Company, LLC        (7,874)       (11,329)
   Other                                                            60,406         33,603
                                                               -----------    -----------
        Total other income                                       1,431,886      1,579,596
                                                               -----------    -----------

OTHER EXPENSES:
   Salaries and wages                                            1,821,107      1,594,864
   Employee benefits                                               319,525        251,639
   Occupancy expense, net                                          310,683        336,941
   Equipment rentals, depreciation and maintenance                 373,560        329,382
   Supplies                                                        247,863        242,910
   Data processing fees                                            514,876        468,428
   Professional fees                                               282,328        266,273
   Marketing                                                       228,036        179,125
   Net expenses from foreclosed properties                         101,937        239,531
   Other                                                           264,896        184,792
                                                               -----------    -----------
      Total other expenses                                       4,464,811      4,093,885
                                                               -----------    -----------

INCOME BEFORE INCOME TAX PROVISION                               1,688,776      1,021,709

INCOME TAX PROVISION                                               610,025        363,505
                                                               -----------    -----------

NET INCOME                                                     $ 1,078,751    $   658,204
                                                               ===========    ===========

See Notes to Consolidated Financial Statements.


WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
Years Ended December 31, 2005 and 2004
------------------------------------------------------------------------------------

                                                                 2005         2004
                                                              ---------    ---------

OTHER COMPREHENSIVE LOSS BEFORE TAX:
   Unrealized holding losses on securities
      available for sale                                      $(579,716)   $ (31,668)
        Tax effect                                              223,481       12,208
                                                              ---------    ---------
   Unrealized holding losses on securities
      available for sale, net of tax                           (356,235)     (19,460)

   Reclassification adjustment for realized (gains) losses       92,012      (31,613)
      Tax effect                                                (35,471)      12,187
                                                              ---------    ---------
   Reclassification adjustment for realized (gains) losses,
      net of tax                                                 56,541      (19,426)

OTHER COMPREHENSIVE LOSS, NET OF TAX                           (299,694)     (38,886)
                                                              ---------    ---------

COMPREHENSIVE INCOME                                          $ 779,057    $ 619,318
                                                              =========    =========

BASIC NET INCOME PER COMMON SHARE                             $     .77    $     .47
                                                              =========    =========

DILUTED NET INCOME COMMON PER SHARE                           $     .72    $     .45
                                                              =========    =========


See Notes to Consolidated Financial Statements.


WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2005 and 2004
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                       Accumulated
                                                                                                         Other
                                                 Common Stock           Additional                       Compre-          Total
                                         ---------------------------     Paid-In         Retained        hensive      Shareholders'
                                            Shares         Amount        Capital         Earnings          Loss           Equity
                                         ------------   ------------   ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2003                  1,166,208   $  1,166,208   $  7,030,589    $  1,074,747    $    (80,596)   $  9,190,948

  Net unrealized losses
    securities available for sale                  --             --             --              --         (38,886)        (38,886)
  Cash paid in lieu of fractional shares           --             --             --             (79)             --             (79)
  Net income                                       --             --             --         658,204              --         658,204
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2004                  1,166,208      1,166,208      7,030,589       1,732,872        (119,482)      9,810,187

  Six-for-five stock split                    233,058        233,058       (233,058)             --              --              --
  Net unrealized losses
    securities available for sale                  --             --             --              --        (299,694)       (299,694)
  Issuance of common stock pursuant
    to the exercise of stock options            2,000          2,000          7,800              --              --           9,800
Cash paid in lieu of fractional shares             --             --             --          (2,501)             --          (2,501)
  Net income                                       --             --             --       1,078,751              --       1,078,751
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2005                  1,401,266   $  1,401,266   $  6,805,331    $  2,809,122    $   (419,176)   $ 10,596,543
                                          ============   ============   ============    ============    ============    ============

See Notes to Consolidated Financial Statements.


WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004
-----------------------------------------------------------------------------------------------

                                                                       2005            2004
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  1,078,751    $    658,204
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                      359,782         381,313
      Provision for loan losses                                         466,270       1,010,300
      Premium amortization and discount accretion, net                   89,401         109,430
      Deferred income tax provision                                    (137,157)       (145,286)
      Net expenses from foreclosed properties                            91,438         204,927
      Loss on disposals of premises and equipment                         4,500          18,180
      Gains (losses) on sales of securities                              92,012         (31,613)
      Increase in accrued interest receivable                          (142,955)       (107,002)
      (Increase) decrease in other assets                                84,296         (28,738)
      Increase in accrued interest payable                              128,473          17,509
      Increase in other liabilities                                     160,848         143,461
                                                                   ------------    ------------
        Net cash provided by operating activities                     2,276,659       2,230,685
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                       (13,683,285)    (12,385,613)
   Maturities of securities available for sale                        2,779,880       7,096,552
   Net increase in loans                                            (16,000,743)    (10,914,609)
   Proceeds from the sales of foreclosed properties                     195,100         858,124
   Proceeds from sales of securities                                  5,516,201         553,600
   Proceeds from sales of premises and equipment                          2,143             200
   Additions to premises and equipment                                 (301,110)       (715,980)
    Purchase of Federal Home Loan Bank Stock                           (223,600)       (132,500)
                                                                   ------------    ------------
        Net cash used in investing activities                       (21,715,414)    (15,640,226)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits, NOW
      accounts and savings accounts                                 (10,121,830)     17,599,668
   Net increase in certificates of deposits                          14,792,981       3,440,542
   Cash paid in lieu of fractional shares                                (2,501)            (79)
   Issuance of common stock                                               9,800              --
   Proceeds from long-term borrowings                                 4,000,000              --
   Maturity of short-term borrowing                                  (2,000,000)             --
                                                                   ------------    ------------
      Net cash provided by financing activities                       6,678,450      21,040,131
                                                                   ------------    ------------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                        (12,760,305)      7,630,590

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                 19,621,267      11,990,677
                                                                   ------------    ------------

   End of year                                                     $  6,860,962    $ 19,621,267
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                          $  2,410,010    $  1,472,576
                                                                   ============    ============
   Cash paid for income taxes                                      $    749,144    $    332,169
                                                                   ============    ============

NONCASH TRANSACTIONS:
   Loans transferred to foreclosed properties                      $     44,952    $    239,668
                                                                   ============    ============
   Loans receivable to finance other real estate owned             $     75,000    $         --
                                                                   ============    ============
   Net unrealized gain (loss) on investment securities available
     for sale, net of deferred income tax expense (benefit)        $   (419,176)   $   (119,482)
                                                                   ============    ============

See Notes to Consolidated Financial Statements

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------


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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(r) ("SFAS No. 123(r)"), "Share-Based Payment", which is a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for "share-based" compensation to employees, including employee-stock purchase plans ("ESPPs"). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission ("SEC") issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Corporation will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Stock Compensation Plans (Continued)
      At December 31, 2005, the Company had two stock-based compensation plans. The Company accounts for compensation costs related to the Company's stock option plans using the intrinsic value method. Therefore, no compensation costs has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation costs for the Company's stock option plans been determined using the fair value method, the Company's pro forma net income would have been as follows:

                                                                     2005          2004
                                                                 -----------   -----------
      Net income as reported                                     $ 1,078,751   $   658,204
      Less:  Total stock-based employee compensation expense
        determined under fair value method for all awards, net
        of related tax effects                                        47,703       102,232
                                                                 -----------   -----------
      Pro forma net income                                       $ 1,031,048   $   555,972
                                                                 ===========   ===========

      Net income per share:
        As reported:
          Basic                                                  $       .77   $       .47
                                                                 ===========   ===========
          Diluted                                                $       .72   $       .45
                                                                 ===========   ===========
        Pro forma:
          Basic                                                  $       .74   $       .40
                                                                 ===========   ===========
          Diluted                                                $       .69   $       .38
                                                                 ===========   ===========

      Stock in Federal Home Loan Bank - As a requirement for membership, the Bank invested in stock of the Federal Home Loan Bank of Atlanta. This investment is carried at cost.

      Premises and Equipment and Other Long-Lived Assets - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization, computed by the straight-line method, are charged to operations over the properties' estimated useful lives, which range from 25 to 39 years for buildings, 5 to 15 years for furniture and equipment or, in the case of leasehold improvements, the term of the lease, if shorter. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.

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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

      Net Income Per Share - Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

      Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. During 2005 and 2004, there were no shares excluded due to antidilution.

      Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for the six-for-5 stock split paid January 2005, as summarized below:

                                                                            2005       2004
                                                                         ---------   ---------
      Weighted average number of  common shares used in
        in computing basic net income per share                          1,400,170   1,399,266

       Effect of dilutive stock options                                     90,404      71,877
                                                                         ---------   ---------

       Weighted average number of common shares and dilutive potential
        common shares used in computing diluted net income per share     1,490,574   1,471,143
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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      New Accounting Standards -In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also required certain disclosures of an entity's relationship with variable interest entities.

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

      In November 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03- 01"). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP EITF 03-1-b") to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." This FSP is to be applied to reporting periods beginning after December 15, 2005. The Corporation is in process of evaluating the impact of this FSP.

      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Corporation will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Corporation will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

      From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes to and

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      proposed effective dates of exposure drafts.

      Reclassifications - Certain amounts in the prior year's financial statements have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on net income or shareholders' equity as previously recorded.

2.    INVESTMENT SECURITIES

      The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2005 and 2004 are as follows:

      Available-for-sale securities consist of the following at December 31, 2005:

                                                               Gross         Gross
                                             Amortized      unrealized     unrealized         Fair
                                                cost           gains         losses           value
                                            ------------   ------------   ------------    ------------
      Type and Maturity Group

      U.S. Government agencies due -
        Within 1 year                       $  1,500,000   $         --   $    (39,844)   $  1,460,156
                                            ------------   ------------   ------------    ------------

      U.S. Government agencies due -
        Within 1 year                         10,005,602             --       (173,753)      9,831,849
      Mortgage-backed securities due -
        Within 1 to 5 years                    3,618,068             --       (126,517)      3,491,551
      Municipal bonds due -
        Within 1 to 5 years                      251,883             --         (2,432)        249,451
                                            ------------   ------------   ------------    ------------
           Total due with in 1 to 5 years     13,875,553             --       (302,702)     13,572,851
                                            ------------   ------------   ------------    ------------

      U.S. Government agencies due -
        Within 5 to 10 years                   1,921,409             --             --       1,921,409
      Mortgage-backed securities due -
        Within 5 to 10 years                   3,527,693             --       (127,691)      3,400,002
      Municipal bonds due -
        Within 5 to 10 years                   1,054,856             --        (36,617)      1,018,239
                                            ------------   ------------   ------------    ------------
           Total due within 5 to 10 years      6,503,958             --       (164,308)     (6,339,650)
                                            ------------   ------------   ------------    ------------

      Mortgage-backed securities due -
        after 10 years                         1,781,885             --        (37,972)      1,743,913
      Municipal bonds due -
        after 10 years                         4,845,493             --       (137,315)      4,708,178
                                            ------------   ------------   ------------    ------------
           Total due within 5 to 10 years      6,627,378             --       (175,287)      6,452,091
                                            ------------   ------------   ------------    ------------

               Total at December 31, 2005   $ 28,506,889   $         --   $   (682,141)   $ 27,824,748
                                            ============   ============   ============    ============

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

2.    INVESTMENT SECURITIES (Continued)

      Available-for-sale securities consist of the following at December 31, 2004:

                                                             Gross        Gross
                                             Amortized     unrealized   unrealized        Fair
                                               cost          gains        losses          value
                                            -----------   -----------   -----------    -----------
      Type and Maturity Group

      U.S. Government agencies due -
        Within 1 to 5 years                 $11,860,264   $     3,031   $   (79,326)   $11,783,969
      Mortgage-backed securities due -
        Within 1 to 5 years                   2,657,902         1,027       (35,177)     2,623,752
                                            -----------   -----------   -----------    -----------
           Total due with in 1 to 5 years    14,518,166         4,058      (114,503)    14,407,721
                                            -----------   -----------   -----------    -----------

      Mortgage-backed securities due -
        Within 5 to 10 years                  6,111,075         9,701       (79,276)     6,041,500
      Municipal bonds due -
        Within 5 to 10 years                  1,572,435        10,230       (17,119)     1,565,546
                                            -----------   -----------   -----------    -----------
           Total due within 5 to 10 years     7,683,510        19,931       (96,395)     7,607,046
                                            -----------   -----------   -----------    -----------

      Mortgage-backed securities due -
        after 10 years                          986,001           390        (2,330)       984,061
      Municipal bonds                           113,421            --        (5,589)       107,832
                                            -----------   -----------   -----------    -----------
           Total due within 5 to 10 years     1,099,422           390        (7,919)     1,091,893
                                            -----------   -----------   -----------    -----------

               Total at December 31, 2004   $23,301,098   $    24,379   $  (218,817)   $23,106,660
                                            ===========   ===========   ===========    ===========

      For the year ended December 31, 2005 and 2004, proceeds from the sales of investment securities available for sale totaled $5,516,201 and $553,600, respectively. Gross realized gains (losses) from the sales in 2005 and 2004 amounted to $(92,012) and $31,613, respectively.

      Securities with carrying values of $1,800,000 at December 31, 2005 and 2004 were pledged to secure public monies on deposit as required by law.

      The following tables show investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. The unrealized losses on investment securities as of December 31, 2005 and 2004 are a result of volatility in the market during 2005 and 2004 and relate to nine U.S. Government agency bonds, 19 Municipal bonds and 17 Mortgage-backed securities at December 31, 2005 and seven U.S. Government agency bonds, two Municipal bonds, and eleven Mortgage-backed securities at December 31, 2004. All unrealized losses on investment securities resulted from increases in interest rates and are considered by management to be temporary given the credit ratings on these investment securities and the duration of the unrealized loss.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

2.    INVESTMENT SECURITIES (Continued)


      December 31, 2005:

                                          Less Than 12 Months          12 Months or More                 Total
                                       -------------------------    -------------------------    -------------------------
                                          Fair       Unrealized        Fair       Unrealized        Fair       Unrealized
                                          value        losses          value        losses          value        losses
                                       -----------   -----------    -----------   -----------    -----------   -----------
      Securities available for sale:
        U.S. government agencies       $ 6,424,817   $   (80,784)   $ 4,867,188   $  (132,813)   $11,292,005   $  (213,597)
        Municipal bonds                  5,507,244      (147,875)       468,624       (28,489)     5,975,868      (176,364)
        Mortgage-backed securities       2,649,552       (51,987)     5,985,914      (240,193)     8,635,466      (292,180)
                                       -----------   -----------    -----------   -----------    -----------   -----------

        Total temporarily impaired
          securities                   $14,581,613   $  (280,646)   $11,321,726   $  (401,495)   $25,903,339   $  (682,141)
                                       ===========   ===========    ===========   ===========    ===========   ===========

      December 31, 2004:

                                          Less Than 12 Months          12 Months or More                 Total
                                       -------------------------    -------------------------    -------------------------
                                          Fair       Unrealized        Fair       Unrealized        Fair       Unrealized
                                          value        losses          value        losses          value        losses
                                       -----------   -----------    -----------   -----------    -----------   -----------
      Securities available for sale:
        U.S. government agencies       $ 6,466,094   $    44,170    $ 1,464,844   $    35,156    $ 7,930,938   $    79,326
        N.C. municipal bonds               107,833         5,583        370,606        17,125        478,439        22,708
        Mortgage-backed securities         512,793         2,330      6,897,285       114,453      7,410,078       116,783
                                       -----------   -----------    -----------   -----------    -----------   -----------

        Total temporarily impaired
          securities                   $ 7,086,720   $    52,083    $ 8,732,735   $   166,734    $15,819,455   $   218,817
                                       ===========   ===========    ===========   ===========    ===========   ===========

      The aggregate cost of the Company's cost method investment, Federal Home Loan Bank stock, totaled $531,500 and $307,900 at December 31, 2005 and 2004, respectively. The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired) with an aggregate cost of $531,500 and $307,900 at December 31, 2005 and 2004, respectively. The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.


3.    LOANS

      Loans at December 31, 2005 and 2004 classified by type are as follows:

                                                    2005             2004
                                                -------------    -------------
      Real estate:
       Construction                             $  19,350,978    $  11,470,223
       Mortgage                                    59,187,153       51,633,458
       Commercial, financial and agricultural      19,635,598       20,162,307
       Consumer                                     2,531,935        1,747,694
                                                -------------    -------------
           Subtotal                               100,705,664       85,013,682
       Net deferred loan origination fees            (212,062)        (161,612)
                                                -------------    -------------

      Total                                     $ 100,493,602    $  84,852,070
                                                =============    =============

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

3.    LOANS (Continued)

      Nonperforming assets at December 31, 2005 and 2004:

                                                  2005             2004
                                               ----------       ----------

      Nonaccrual loans                         $1,754,653       $2,567,816
      Foreclosed properties                       127,000          401,345
      Repossessions                                    --           42,241
                                               ----------       ----------

      Total                                    $1,881,653       $3,011,402
                                               ==========       ==========

      No loans have been restructured during 2005 or 2004. Loans totaling $1,792,486 and $2,567,816 were considered impaired as of December 31, 2005 and 2004, respectively. Impaired loans of $1,792,486 and $2,567,816 had related allowances for loan losses of $210,044 and $301,898 at December
      31, 2005 and 2004, respectively. The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004 was $1,576,007 and $1,844,874, respectively. For the years ended December 31, 2005 and 2004, the Company recognized interest income from impaired loans of approximately $3,451 and $65,234, respectively.

      Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Company in the ordinary course of business. At December 31, 2004, directors' direct and indirect indebtedness to the Company aggregated $3,050,749. During 2005, $766,835 in new loans were made and repayments of $1,900,584 were collected, resulting in a balance of $1,917,000 at December 31, 2005. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.


4.    ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for loan losses for the years ended December 31, 2005 and 2004 are as follows:

                                                 2005             2004
                                             -----------      -----------

      Balance at beginning of year           $ 1,608,366      $ 1,174,003
      Provision for loan losses                  466,270        1,010,300
      Charge-offs                               (369,846)        (697,612)
      Recoveries                                  55,587          121,675
                                             -----------      -----------

      Balance at end of year                 $ 1,760,377      $ 1,608,366
                                             ===========      ===========

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

5.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 2005 and 2004 are as follows:

                                                            2005         2004
                                                       -----------  -----------

      Land                                             $   113,900  $   113,900
      Land improvements                                    121,873      121,873
      Building and improvements                          2,066,237    1,977,959
      Furniture and equipment                            1,836,037    1,633,851
      Leasehold improvements                               416,207      413,507
      Construction in progress                                 902       65,253
                                                       -----------  -----------
                 Total                                   4,555,156    4,326,343
      Less accumulated depreciation and amortization    (1,970,315)  (1,676,187)
                                                       -----------  -----------

      Total                                            $ 2,584,841  $ 2,650,156
                                                       ===========  ===========

      Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $359,782 and $381,313, respectively.


6.    DEPOSIT ACCOUNTS

      At December 31, 2005, the scheduled maturities of time deposits are as follows:

      2006                                              $ 40,866,210
      2007                                                 2,110,125
      2008                                                   389,060
      2009                                                    90,680
      2010                                                   105,587
                                                        ------------

      Total                                             $ 43,561,662
                                                        ============


7.    INCOME TAXES

      The significant components of the income tax provision for the years ended December 31, 2005 and 2004 follow:
                                                    2005           2004
                                                 ---------      ---------

      Current tax provision
        Federal                                  $ 628,971      $ 423,462
        State                                      118,211         85,329
                                                 ---------      ---------
          Total current provision                  747,182        508,791
                                                 ---------      ---------
      Deferred tax provision
        Federal                                   (115,074)      (120,472)
        State                                      (22,083)       (24,814)
                                                 ---------      ---------
          Total deferred tax provision            (137,157)      (145,286)
                                                 ---------      ---------

      Net provision for income taxes             $ 610,025      $ 363,505
                                                 =========      =========

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

7.    INCOME TAXES (Continued)

      The difference between the provision for income taxes and the amounts applied by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

                                                      2005         2004
                                                   ---------    ---------

      Expense computed at statutory rate of 34%    $ 574,184    $ 347,381

      Effect of state income taxes                    86,129       52,139
      Other                                          (50,288)     (36,015)
                                                   ---------    ---------

                                                   $ 610,025    $ 363,505
                                                   =========    =========

      Significant components of deferred taxes at December 31, 2005 and 2004 are as follows:


                                                                    2005        2004
                                                                 ---------   ---------
      Deferred tax assets:
        Allowance for loans losses                               $ 395,845   $ 329,961
        Net unrealized losses on available for sale securities     262,965      74,956
        Deferred compensation                                       96,893      64,715
        Other                                                        7,099          --
                                                                 ---------   ---------

          Total deferred tax assets                                762,802     469,632
                                                                 ---------   ---------

      Deferred tax liabilities:
        Premises and equipment                                     (13,934)    (35,387)
        Prepaid expenses                                           (33,561)    (44,104)
                                                                 ---------   ---------

          Total deferred tax liabilities                           (47,495)    (79,491)
                                                                 ---------   ---------

      Net recorded deferred tax asset                            $ 715,307   $ 390,141
                                                                 =========   =========

8.    LEASES

      The Company leases certain banking facility premises and equipment under operating lease agreements. Future minimum rental payments are as follows:

                          2006                        $ 137,730
                          2007                          126,930
                          2008                           94,530
                          2009                           94,530
                          2010                           94,530
                                                      ---------
                          Total                       $ 548,250
                                                      =========


       The land for a branch office is leased from a partnership that includes a director of the Company. The annual rental is $37,800. Rental expense charged to operations under all operating lease agreements was $107,116 and $88,882 for the years ended December 31, 2005 and 2004, respectively.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

9.    STOCK OPTIONS

      In 2001, the Company's shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan ("Nonstatutory Plan") and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan ("Incentive Plan"). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 109,765 and 110,990, respectively. Of the maximum number of shares available for grant, 82,584 were outstanding under the Nonstatutory Plan and 105,107 were outstanding under the Incentive Plan at December 31, 2004. Option prices for both plans are established at market value, which was $4.90, on the dates granted by the Board of Directors.

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

      Stock option information related to the plans for the years ended December 31, 2005 and 2004 follows:

                                                                Exercise Price
                                                       Shares     Per Share
                                                      --------    ---------
      Nonstatutory Plan
      Outstanding, December 31, 2003                    82,584    $   4.90
                                                      --------

      Outstanding, December 31, 2004                    82,584        4.90
                                                      --------

      Outstanding, December 31, 2005                    82,584        4.90
                                                      ========

      Incentive Plan
      Outstanding, December 31, 2003                   108,237    $   4.90
        Cancelled                                         (870)       4.90
                                                      --------
      Outstanding, December 31, 2004                   107,367        4.90
                                                      --------
        Cancelled                                         (260)       4.90
        Exercised                                       (2,000)       4.90
                                                      --------

      Outstanding, December 31, 2005                   105,107        4.90
                                                      ========

                                           At December 31, 2005
                          ------------------------------------------------------
                                 Outstanding Options        Exercisable Options
                          -------------------------------  ---------------------
                                     Remaining   Weighted             Weighted
                                       Life      Average               Average
      Exercise Price       Shares     (Years)     Price     Shares     Price
                          --------   ---------   --------  --------   -------
      Nonstatutory Plan
           $  4.90          82,584         5.5   $   4.90    82,584   $  4.90

      Incentive Plan
           $  4.90         105,107         5.5   $   4.90   105,107   $  4.90

10.   EMPLOYEE BENEFIT PLANS

      The Company sponsors a defined contribution 401(k) plan which allows those employees who have attained the age of 21 years and worked 1,000 hours to elect to contribute a portion of their salary to the plan in accordance with the provisions and limits set forth in the plan document. The plan was established in March 1999. The Company makes discretionary matching contributions in an amount determined each plan year to

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

10.   EMPLOYEE BENEFIT PLANS  (continued)

      each participant who makes 401(k) savings contributions during the year. The Company may also make a discretionary profit-sharing contribution for a plan year to those participants employed during the year. The Company's contribution to the plan was $49,448 and $42,445 for the years ended December 31, 2005 and 2004, respectively.

      During 2001, a key employee entered into a salary continuation agreement with the Company providing for periodic payments at the retirement or death of the employee. The present value of the estimated liability, which was $251,345 and $167,873 at December 31, 2005 and 2004, respectively, is being accrued over the vesting period defined in the agreement. The related expense was $83,471 and $40,259 for the years ended December 31, 2005 and 2004, respectively. The Company is the owner and beneficiary of a life insurance policy on this key employee which will be used to fund the Company's liability under the salary continuation agreement. The total net cash surrender value of this policy at December 31, 2005 was $200,715.

11.   BORROWINGS

      SHORT-TERM BORROWINGS

      The Company has $3,000,000 available in overnight federal fund lines of credit and an approximately $13,800,000 open line of credit with the Federal Home Loan Bank (FHLB). There was one advance from the FHLB in the amount of $2,000,000 at a fixed rate of 1.65% outstanding at December 31, 2004. The $2,000,000 advance was paid in full on June 27, 2005; interest was payable monthly. The Company intends to retain the remaining line of credit for cash needs in the future. There were no federal funds purchased at December 31, 2005 or 2004. Pursuant to a collateral agreement with the FHLB, advances are collateralized by qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2005 and 2004 were approximately $8,275,000 and $8,266,000, respectively. Federal funds purchased generally represent overnight borrowing by the Company for temporary funding requirements. The average daily balance outstanding and the average annual interest rate paid during 2005 and 2004 were $39,129 at 4.37% and $103,735 at 1.31%, respectively. The maximum amount of federal funds outstanding at any month end during 2005 and 2004 were $63,000 and $332,000, respectively.

      LONG-TERM DEBT

      There was one advance from the FHLB in the amount of $4,000,000 at a fixed rate of 5.01% outstanding at December 31, 2005. The 4,000,000 advance is due in full on March 24, 2010; interest is payable monthly.

      In 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of Weststar Financial Services Corporation I, a statutory trust (the "Trust"), which was created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company's $124,000 investment in the common equity of the trust being included in the condensed consolidated balance sheets as other assets with a corresponding increase to long-term debt. The Company is now recording greater interest expense and income received from the trusts with no effect on net income. The income and interest expensed received from and paid to the trust, respectively, is being included in the consolidated statements of income and comprehensive income as other noninterest income and interest expense.

      As of December 31, 2005, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

11.  LONG-TERM DEBT (Continued)

                                                    Trust                     Junior
                                                  Preferred                Subordinated
                                   Date of       Securities     Interest     Debt Owed    Final Maturity
          Issuing Entity          Issuance       Outstanding      Rate       To Trust          Date
       ----------------------    ----------    -------------  -----------   ----------    --------------
       Weststar Financial Ser-
          vices Corporation I    10/10/2003      $4,000,000   Floating           --        10/07/2033
       Weststar Financial Ser-
          vices Corporation      10/10/2003           --        Floating    $4,124,000     10/07/2033

      The Company owns all of the common stock of the Trust, which has issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trusts. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The interest rate in effect is Libor plus 3.15%. At December 31, 2005 the effective rate was 7.30%. The Company's obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

      Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital for the Company. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.

12.   REGULATION AND REGULATORY RESTRICTIONS

      The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina State Banking Commission.

      The Company is not presently subject to any regulatory restrictions on dividends. The Company's ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2005, the Bank had undivided profits of $2,629,630. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2005, the ratio was 10.02% for the Bank, leaving all $2,629,630 of the Bank's undivided profits available for the payment of dividends.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2005, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2005 and 2004, that the Company meets all capital adequacy requirements to which it is subject. To be categorized as adequately capitalized under the regulatory framework for prompt corrective

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

      action, the Company must monitor the minimum capital ratios as set forth in the table below.

      The Company's  actual capital amounts and ratios are also presented in the
      table  (dollar   amounts  in  thousands):


                                                                            Minimum To Be Well
                                                            Minimum         Capitalized Under
                                                          For Capital       Prompt Corrective
                                       Actual             Requirement       Action Provisions
                                  -----------------    -----------------    -----------------
                                   Amount    Ratio      Amount    Ratio     Amount     Ratio
                                  -------   -------    -------   -------    -------   -------
      As of December 31, 2005:
       Total Capital (to Risk
        Weighted Assets)
        Consolidated              $16,354     15.33%   $ 8,532      8.00%   $10,665     10.00%
        Bank                       15,627     14.69%     8,509      8.00%    10,633     10.00%
        Tier I Capital (to Risk
        Weighted Assets)
        Consolidated               14,688     13.77%     4,266      4.00%     6,399      6.00%
        Bank                       14,292     13.44%     4,254      4.00%     6,381      6.00%
        Tier I Capital (to
        Average Assets)
        Consolidated               14,688     10.90%     5,391      4.00%     6,738      5.00%
        Bank                       14,292     10.63%     5,379      4.00%     6,724      5.00%

                                                                            Minimum To Be Well
                                                            Minimum         Capitalized Under
                                                          For Capital       Prompt Corrective
                                       Actual             Requirement       Action Provisions
                                  -----------------    -----------------    -----------------
                                   Amount    Ratio      Amount    Ratio     Amount     Ratio
                                  -------   -------    -------   -------    -------   -------
      As of December 31, 2004:
       Total Capital (to Risk
        Weighted Assets)
        Consolidated              $15,080     16.45%   $ 7,332      8.00%   $ 9,165     10.00%
        Bank                       14,525     15.90%     7,310      8.00%     9,137     10.00%
        Tier I Capital (to Risk
        Weighted Assets)
        Consolidated               13,239     14.44%     3,666      4.00%     5,499      6.00%
        Bank                       13,337     14.64%     3,655      4.00%     5,482      6.00%
        Tier I Capital (to
        Average Assets)
        Consolidated               13,239     10.25%     5,165      4.00%     6,456      5.00%
          Bank                     13,337     10.35%     5,154      4.00%     6,442      5.00%

13.    COMMITMENTS AND CONTINGENCIES

       The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit at December 31, 2005 and 2004 was $25,580,877 and $19,683,801, respectively.

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

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


14.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                      2005                          2004
                                           ---------------------------   ---------------------------
                                             Carrying      Estimated        Carrying      Estimated
                                              amount       fair value        amount      fair value
                                           ------------   ------------   ------------   ------------
                                                                (In thousands)
      Assets:
        Cash and cash equivalents          $      6,861   $      6,861   $     19,621   $     19,621
        Investment securities                    27,825         27,825         23,107         23,107
        Federal Home Loan Bank stock                532            532            308            308
        Loans                                   100,494        100,541         84,852         86,105
        Interest receivable                         708            708            565            565

      Liabilities:
        Demand deposits, NOW accounts,
          money market accounts, savings         75,551         75,551         85,673         85,673
        Time deposits                            43,562         43,576         28,769         28,778
        Short-term borrowings                        --             --          2,000          2,000
        Interest payable                            267            267            138            138
        Long-term debt                            8,124          8,127          4,124          4,124

      Off-balance-sheet - commitments to
        extend credit                                --         25,581             --         19,684

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

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

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

15.    PARENT COMPANY FINANCIAL DATA

       The following is a summary of the condensed financial statements of Weststar Financial Corporation as of and for the years ended December 31, 2005 and 2004:


                                             Condensed Balance Sheets
                                            December 31, 2005 and 2004

                                                                                      2005            2004
                                                                                  ------------    ------------
             Assets
               Cash and due from banks                                            $    564,528    $    401,411
               Investment in The Bank of Asheville, at equity                       13,873,107      13,258,054
               Investment in Weststar Financial Services Corporation I                 124,000         124,000
               Investment in Bank of Asheville Mortgage Company, LLC, at equity         43,297          38,671
               Other assets                                                            185,530         161,913
                                                                                  ------------    ------------

             Total assets                                                         $ 14,790,462    $ 13,984,049
                                                                                  ============    ============

             Liabilities and Shareholders' Equity
               Liabilities:
                 Junior subordinated debentures payable to
                   Weststar Financial Services Corporation I                      $  4,124,000    $  4,124,000
                 Other                                                                  69,919          49,862
               Shareholders' equity                                                 10,596,543       9,810,187
                                                                                  ------------    ------------

             Total liabilities and shareholders' equity                           $ 14,790,462    $ 13,984,049
                                                                                  ============    ============

                                           Condensed Statements of Operations
                                         Years Ended December 31, 2005 and 2004

                                                                                      2005            2004
                                                                                  ------------    ------------
             Interest Income:
               Interest-bearing deposits                                          $     36,382    $     21,655
                                                                                  ------------    ------------
             Interest Expense:
               Junior subordinated debentures issued to
                 Weststar Financial Services Corporation I                             271,872         187,751
                                                                                  ------------    ------------
             Non-interest Income:
               Equity in earnings of subsidiary bank                                 1,212,397         739,953
               Equity in loss of Bank of Asheville Mortgage Company, LLC                (7,874)        (11,329)

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------


               Other                                                                   106,575          98,400
                                                                                  ------------    ------------
                 Total Non-interest Income                                           1,311,098         827,024
             Non-interest Expenses:
               Other                                                                    65,707          44,169
                                                                                  ------------    ------------

             Income before income tax benefit                                        1,009,901         616,759

             Income tax benefit                                                        (68,850)        (41,445)
                                                                                  ------------    ------------

             Net income                                                           $  1,078,751    $    658,204
                                                                                  ============    ============


                                        Condensed Statements of Cash Flows
                                      Years Ended December 31, 2005 and 2004

                                                                                     2005             2004
                                                                                  ------------    -----------
       Cash Flows from Operating Activities:
         Net income                                                               $  1,078,751    $   658,204
         Noncash items included in net income:
           Equity in undistributed earnings of The
              Bank of Asheville                                                     (1,212,397)      (739,953)
           Equity in undistributed loss of The Bank of Asheville
              of Asheville Mortgage Company, LLC                                         7,874         11,329
           (Increase) decrease in other assets                                         (23,617)        33,058
           Increase in other liabilities                                                20,057          9,170
                                                                                  ------------    -----------
              Net cash used in operating activities                                   (129,332)       (28,192)
                                                                                  ------------    -----------

       Cash Flows from Investing Activities:
         Upstream dividends received from The Bank of Asheville                        297,650        215,322
         Investment in Bank of Asheville Mortgage Company, LLC                         (12,500)       (50,000)
                                                                                  ------------    -----------
              Net cash provided by investing activities                                285,150        165,322
                                                                                  ------------    -----------

       Cash Flows from Financing Activities:
         Cash paid for fractional shares                                                (2,501)           (79)
         Exercise of stock options                                                       9,800             --
                                                                                  ------------    -----------
              Net cash provided (used) in financing activities                           7,299            (79)
                                                                                  ------------    -----------

       Net increase (decrease) in cash                                                 163,117        137,051
         Beginning                                                                     401,411        264,360
                                                                                  ------------    -----------

         Ending                                                                   $    564,528    $   401,411
                                                                                  ============    ===========

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2005. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

There was not any change in the Company's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

ITEM 8B:  OTHER INFORMATION

None.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

See pages 5 - 10 of Registrant's 2006 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

Code of Ethics

The Company has adopted a Code of Ethics that applies among others, to its principal executive officer and principal financial officer. The Company's Code of Ethics is available at http://www.bankofasheville.com.

ITEM 10:  EXECUTIVE COMPENSATION

See pages 10 - 12 of Registrant's 2006 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In 2001, the Company's shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan ("Nonstatutory Plan") and the
Weststar Financial Services Corporation 2001 Incentive Stock Option Plan ("Incentive Plan"). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 109,764 and 110,982, respectively. Of the maximum number of shares available for grant, 82,584 were outstanding under the Nonstatutory Plan and 105,107 were outstanding under the Incentive Plan at December 31, 2005. Option prices for both plans are established at market value, which was $4.90, on the dates options were granted by the Board of Directors. The following chart contains details of the grants:


       Plan Category      Number of securities           Weighted-average      Number of securities
                             to be issued upon         exercise price of        remaining available
                                   exercise of       outstanding options,       for future issuance
                          outstanding options,        warrants and rights              under equity
                           warrants and rights                                   compensation plans
                                                                              (excluding securities
                                                                             reflected in column (a))
                                           (a)                        (b)                       (c)
Equity compensation
   plans approved by     Nonstatutory - 82,584                      $4.90                      None
    security holders       Incentive - 105,107                      $4.90                     2,616

 Equity compensation
  plans not approved
 by security holders                      None                       None                      None

               Total                   187,691                      $4.90                     2,616

See pages 3 - 4 of Registrant's 2006 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b), for additional information regarding Security Ownership of Certain Beneficial Owners and Management.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See pages 6 and 12 of Registrant's 2006 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

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

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

99   2006 Proxy Statement****

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


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

See pages 9 and 13 of Registrant's 2006 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

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


                                    WESTSTAR FINANCIAL SERVICES CORPORATION
                                    ---------------------------------------
                                                 (Registrant)



                                     By:   /s/Randall C. Hall
                                           ------------------
                                           Randall C. Hall
                                           Executive Vice President
                                           Chief Financial Officer and Principal
                                           Accounting Officer

                                     Date: February 22, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/W. Edward Anderson                                     February 22, 2006
----------------------
W. Edward Anderson
Director

/s/M. David Cogburn, M.D.                                 February 22, 2006
-------------------------
M. David Cogburn, M.D.
Director

/s/Steven D. Cogburn                                      February 22, 2006
--------------------
Steven D. Cogburn
Director

/s/G. Gordon Greenwood                                    February 22, 2006
----------------------
G. Gordon Greenwood
President & Chief Executive Officer

/s/Patricia P. Grimes                                     February 22, 2006
---------------------
Pat Grimes
Director

/s/Randall C. Hall                                        February 22, 2006
------------------
Randall C. Hall
Secretary/Treasurer
Chief Financial Officer and
Principal Accounting Officer

/s/Darryl J. Hart                                         February 22, 2006
-----------------
Darryl J. Hart
Director

/s/Carol L. King                                          February 22, 2006
----------------
Carol L. King
Director

/s/Stephen L. Pignatiello                                 February 22, 2006
-------------------------
Stephen L. Pignatiello
Director

/s/Laura A. Webb                                          February 22, 2006
----------------
Laura A. Webb
Director

/s/David N. Wilcox                                        February 22, 2006
------------------
David N. Wilcox
Director



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

  10(iii)           401 (k) Savings Plan                                                   *

  10(iv)            Incentive Stock Option Plan                                            *

   10(v)            Nonstatutory Stock Option Plan                                         *

   10(vi)           Amended and Restated Declaration of Trust                              *

  10(vii)           Indenture between Weststar Financial Services Corporation              *
                    and Wells Fargo Bank, N.A.

  10(viii)          Guarantee  Agreement by and between Weststar Financial                 *
                    Services Corporation and Wells Fargo Bank, N.A.

   10(ix)           Floating Rate Junior Subordinated Debenture of Weststar                *
                    Financial Services Corporation

     21             Subsidiaries                                                    Filed herewith

    31.1            Certification of Principal Executive Officer Pursuant to        Filed herewith
                    Section 302 of the Sarbanes Oxley Act of 2002

    31.2            Certification of Principal Financial Officer Pursuant to        Filed herewith
                    Section 302 of the Sarbanes Oxley Act of 2002

    32.1            Certification of Principal Executive Officer Pursuant to        Filed herewith
                    Section 906 of the Sarbanes Oxley Act of 2002

    32.2            Certification of Principal Financial Officer Pursuant to        Filed herewith
                    Section 906 of the Sarbanes Oxley Act of 2002

     99             2006 Proxy Statement                                                  **


*              Incorporated by reference.
**       As filed with the SEC pursuant to Rule 14a-6(b).