Form 10QSB
period 2006-03-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2006-05-15
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 29549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to __________________________

Commission File Number: 000-30515

Weststar Financial Services Corporation
(Exact name of registrant as specified in its charter)

North Carolina	56-2181423
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

79 Woodfin Place, Asheville NC 28801
(Address of principal executive offices)

828.252.1735
(Registrant’s telephone number, including area code)
______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value - 1,681,290 shares outstanding as of May 12, 2006.

Part I.    FINANCIAL INFORMATION

Item I.    Financial Statements

Weststar Financial Services Corporation & Subsidiary Consolidated Balance Sheets	(unaudited)
	March 31,	December 31,
	2006	2005*

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$6,679,762	$6,243,192
Interest-bearing deposits	454,902	350,770
Federal funds sold	1,560,000	267,000
Total cash and cash equivalents	8,694,664	6,860,962
Investment securities -
Available for sale, at fair value (amortized cost of
$27,197,458 and $28,506,899, respectively)	26,512,936	27,824,748
Loans	105,453,650	100,493,602
Allowance for loan losses	(1,844,887)	(1,760,377)
Net loans	103,608,763	98,733,225
Premises and equipment, net	2,527,137	2,584,841
Accrued interest receivable	800,775	707,771
Federal Home Loan Bank stock, at cost	497,500	531,500
Deferred income taxes	747,428	715,310
Foreclosed properties	139,750	127,000
Other assets	761,049	668,178
TOTAL	$144,290,002	$138,753,535

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Demand	$25,937,204	$25,164,465
NOW accounts	16,686,623	18,102,736
Money market accounts	30,311,220	29,901,364
Savings	2,262,442	2,382,672
Time deposits of $100,000 or more	16,072,598	13,240,038
Other time deposits	32,817,113	30,321,624
Total deposits	124,087,200	119,112,899
Accrued interest payable	284,412	266,835
Other liabilities	816,120	653,258
Long-term debt	8,124,000	8,124,000
Total liabilities	133,311,732	128,156,992

SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none	-	-
Common stock, $1 par value, authorized - 9,000,000
shares; issued and outstanding - 1,401,266	1,401,266	1,401,266
Additional paid-in capital	6,805,331	6,805,331
Retained earnings	3,192,311	2,809,122
Accumulated other comprehensive loss	(420,638)	(419,176)
Total shareholders' equity	10,978,270	10,596,543
TOTAL	$144,290,002	$138,753,535
*Derived from audited consolidated financial statements. See notes to consolidated financial statements.

Back to Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three Months
	Ended March 31,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$2,085,117	$1,436,064
Federal funds sold	16,992	44,116
Interest-bearing deposits	12,627	6,899
Investments:
Taxable interest income	202,296	174,253
Nontaxable interest income	67,637	13,429
Corporate dividends	6,163	2,619
Total interest income	2,390,832	1,677,380
INTEREST EXPENSE:
Time deposits of $100,000 or more	144,926	56,126
Other time and savings deposits	573,338	353,666
Short-term borrowings	22,437	8,138
Long-term debt	128,956	64,369
Total interest expense	869,657	482,299
NET INTEREST INCOME	1,521,175	1,195,081
PROVISION FOR LOAN LOSSES	90,850	240,505
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,430,325	954,576
OTHER INCOME:
Service charges on deposit accounts	289,173	269,701
Other service fees and commissions	71,598	85,834
Securities losses	(84,440)	-
Equity in loss of Bank of Asheville Mortgage Company, LLC	(11,250)	(27,172)
Other	8,933	8,112
Total other income	274,014	336,475
OTHER EXPENSES:
Salaries and wages	483,983	436,411
Employee benefits	83,868	83,047
Occupancy expense, net	86,246	85,538
Equipment rentals, depreciation and
maintenance	92,864	87,639
Supplies	60,938	62,684
Professional fees	62,603	81,878
Data processing fees	139,386	119,032
Marketing	47,116	47,103
Net expenses from foreclosed properties	1,093	75,513
Other	56,403	58,616
Total other expenses	1,114,500	1,137,461
INCOME BEFORE INCOME TAXES	589,839	153,590
INCOME TAX PROVISION	206,650	56,065
NET INCOME	$383,189	$97,525

EARNINGS PER SHARE:
Basic	$0.23	$0.06
Diluted	$0.21	$0.05

See note to consolidated financial statements.

Back to Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations and Comprehensive Income (unaudited)

	ThreeMonths
	Ended March 31,
	2006	2005

NET INCOME	$383,189	$97,525
OTHER COMPREHENSIVE LOSS
Unrealized holding losses on securities
available for sale	(86,820)	(312,141)
Tax effect	33,488	120,331
Unrealized holding losses on securities
available for sale, net of tax	(53,332)	(191,810)
Reclassification adjustment for realized losses	84,440	-
Tax effect	(32,570)	-
Reclassification adjustment for realized losses,
Net of tax	51,870	-
OTHER COMPREHENSIVE LOSS,
NET OF TAX	(1,462)	(191,810)

COMPREHENSIVE INCOME (LOSS)	$381,727	$(94,285)

See notes to consolidated financial statements.
Back to Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2006 and 2005

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance December 31, 2004	1,166,208	$1,166,208	$7,030,589	$1,732,872	($119,482)	$9,810,187
Stock split	233,058	233,058	(233,058)
Net change in unrealized loss on securities available for sale					(191,810)	(191,810)
Issuance of common stock	1,000	1,000	3,900			4,900
Cash dividend paid in lieu of fractional shares				(2,387)		(2,387)
Net income				97,525		97,525
Balance March 31, 2005	1,400,266	$1,400,266	$6,801,431	$1,828,010	($311,292)	$9,718,415

Balance December 31, 2005	1,401,266	$1,401,266	$6,805,331	$2,809,122	($419,176)	$10,596,543
Net change in unrealized
loss on securities available for sale					(1,462)	(1,462)
Net income				383,189		383,189
Balance March 31, 2006	1,401,266	$1,401,266	$6,805,331	$3,192,311	($420,638)	$10,978,270

See notes to consolidated financial statements.

Back to Index

Weststar Financial Services Corporation & Subsidiary Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$383,189	$97,525
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	86,355	93,541
Provision for loan losses	90,850	240,505
Premium amortization and discount accretion, net	13,920	20,915
Deferred income tax provision	(31,200)	(33,915)
Net expenses from foreclosed properties	-	69,428
Losses on sales of securities	84,440	-
Increase in accrued interest receivable	(93,004)	(31,403)
Increase in other assets	(92,871)	(3,715)
Increase in accrued interest payable	17,577	31,534
Increase in other liabilities	162,862	84,231
Net cash provided by operating activities	622,118	568,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(2,727,668)	(500,000)
Maturities of securities available for sale	523,180	881,256
Net increase in loans	(4,979,138)	(2,658,645)
Proceeds from sales of foreclosed properties	-	153,378
Proceeds from sales of securities	3,415,560	-
Proceeds from sales of premises and equipment	-	1,947
FHLB stock purchase	(114,500)	(223,600)
FHLB stock redemption	148,500	-
Additions to premises and equipment	(28,651)	(71,718)
Net cash used in investing activities	(3,762,717)	(2,417,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, MMDA and savings accounts	(353,748)	(11,420,601)
Net increase in time deposits	5,328,049	5,252,310
Cash paid for fractional shares	-	(2,387)
Issuance of common stock	-	4,900
Repayment of FHLB	(5,500,000)	-
Proceeds from FHLB advances	5,500,000	4,000,000
Net cash (used in) provided by financing activities	4,974,301	(2,165,778)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,833,702	(4,014,514)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,860,962	19,621,267
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,694,664	$15,606,753

See notes to consolidated financial statements.

Back to Index

WESTSTAR FINANCIAL SERVICES CORPORTION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Weststar Financial Services Corporation (the “Company”) is a holding company with one subsidiary, The Bank of Asheville (the “Bank”). The Bank is a state chartered commercial bank, which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding area. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation. Bank of Asheville Mortgage Company, LLC (the “Mortgage Company”) is a state chartered mortgage bank which was incorporated in North Carolina on October 19, 2004 of which Weststar Financial Services Corporation is a 50% owner. The Mortgage Company originates conventional mortgage loans.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for the three-month periods ended March 31, 2006 and 2005. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The accounting policies followed are set forth in Note 1 to the 2005 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of commitments to extend credit were $29,237,357 and $25,580,877 at March 31, 2006 and December 31, 2005, respectively.

3.	Basic and diluted net income per shave have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

Basic earnings per common share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. During 2006 and 2005, there were no shares excluded due to antidultion.

Basic and diluted net income per shave have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for the 6-for-5 stock split effected during May 2006, as summarized below:

Back to Index

For the Period Ended March 31,	2006	2005

Weighted average number of common
shares used in computing basic
net income per share	1,681,290	1,679,601
Effect of dilutive stock options	110,584	94,916
Weighted average number of common
shares and dilutive potential common
shares used in computing diluted net
income per common share	1,791,874	1,774,517

4.
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments, (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 Statement of Cash Flows, to require that excess tax benefits be reported as financing cash in flows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has two share-based compensation plans in effect at March 31, 2006; an employee based incentive plan and a non-incentive plan for directors. Options within both plans had fully vested prior to 2006. As a result, no stock-based compensation expense was recognized in the income statement during the period ended March 31, 2006.

A summary of the Company’s option plans as of and for the three months ended march 31, 2006 is as follows:

Back to Index

		Outstanding Options		Weighted
	Shares		Weighted	Average
	Available		Average	Remaining
	For Future	Number	Exercise	Contractual
	Grants	Outstanding	Price	Term
At December 31, 2005	3,145	225,223	$4.08	5.20
Exercised	-	-	-	-
Authorized	-	-	-	-
Forfeited	-	-	-	-
Granted	-	-	-	-
Outstanding March 31, 2006	3,145	225,223	$4.08	5.20
Exercisable March 31, 2006	-	225,223	$4.08	5.20

The aggregate intrinsic values of the outstanding and exercisable shares at March 31, 2006, respectively, are $1,662,146 and $1,662,146.

Had compensation costs for the Company’s stock option plans been determined using the fair value method, the Company’s pro forma net income would have been as follows:

For the Period Ended March 31,	2005

Net income as reported	$97,525
Less: Total stock-based employee
compensation expense determined
under fair value method for all awards, net
of related tax effects	25,147
Pro forma net income	$72,378

Net income per share:
As reported:

Basic	$0.06
Diluted	$0.05

Pro forma:

Basic	$0.04
Diluted	$0.04

Back to Index

Item 2.   Management’s Discussion and Analysis Financial Condition and Results of Operations

Weststar Financial Services Corporation & Subsidiary
Management’s Discussion and Analysis

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Weststar Financial Services Corporation (the “Company”) is a holding company for The Bank of Asheville (the “Bank”), a state chartered commercial bank incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of the Bank were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation. On October 19, 2004, the Company formed Bank of Asheville Mortgage Company, LLC (the “Mortgage Company”), a mortgage broker, of which the Company owns a 50% interest. Because Weststar Financial Services Corporation has no material operations and conducts no business on its own other than owning the Bank, the discussion contained in Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Weststar Financial Services Corporation and the Bank are collectively referred to herein as the Company.

EXECUTIVE OVERVIEW

During 2006, the Company continued its focus on improving asset quality, asset growth and expansion. Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality. During the period asset quality remained relatively constant. Non-performing assets totaled $1,881,653 at December 31, 2005 compared to $1,993,899 at March 31, 2006. Net charge-offs for the period totaled $6,340 compared to $193,711 for the period ended Mach 31, 2005. Loans outstanding grew by 5% to $105,453,650 from December 31, 2005, which reflected improved economic conditions and increased business development efforts. Deposits increased 4% to $124,087,200. The increase was attributable to marketing campaigns, sales calls efforts and product development.

The Company increased its net interest income by 27% as due to growth in net earning assets and improved net interest margin. As a result of loan growth, the Company added $90,850 to the loan loss reserve. During 2005, the Company’s contribution of $240,505 to the loan loss reserve was primarily attributable to charge-offs. Other non-interest income for the March 31, 2006 and 2005 quarters totaled $274,014 and $336,475, respectively. The decrease in other income primarily reflects realized losses of $84,440 from the sales of securities during 2006 compared to none during 2005. Non-interest expenses decreased from $1,137,461 to $1,114,500. The decrease was primarily attributable to a reduction in net expenses from foreclosed properties, which totaled $1,093 and $75,513 during 2006 and 2005, respectively.

Net income totaled $383,189 and $97,525 for the periods ended March 31, 2006 and 2005, respectively - an increase of 293%.

Back to Index

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2006 COMPARED TO DECEMBER 31, 2005

During the period from December 31, 2005 to March 31, 2006, total assets increased $5,536,467 or 4%. This increase, reflected primarily in the cash and cash equivalents and loans, resulted from an increase in deposits.

Securities, federal funds sold and interest-bearing balances with other financial institutions at March 31, 2006 totaled $28,527,838 compared to $28,442,518 at December 31, 2005. Through an investment in the Federal Home Loan Bank, the Company gained access to the federal Home Loan Bank system. This access grants the Company sources of funds for lending and liquidity. Investments in Federal Home Loan Bank stock to date total $497,500.

At March 31, 2006, the loan portfolio constituted 73% of the Company’s total assets. Loans increased $4,960,048 from December 31, 2005 to March 31, 2006. Improved economic conditions resulted in the 5% increase in loan growth. Management places a strong emphasis on loan quality. At March 31, 2006, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,891,326, $1,598,956, and $1,792,486 at March 31, 2006 and 2005, and December 31, 2005, respectively. The average recorded balance of impaired loans during 2005 and 2004 was not significantly different from the balance at March 31, 2006 and 2005 and December 31, 2005. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $199,474 and $184,202 and $210,044 at March 31, 2006 and 2005, and December 31, 2005 respectively. For the three-month periods ended March 31, 2005 and 2004, Weststar recognized interest income from impaired loans of approximately $2,170 and $24,393. See “Asset Quality” for discussion for an analysis of loan loss reserves.

Deposits increased $4,974,301 during the three months ended March 31, 2006. The increase in deposits was attributable to growth in time deposits, which have continued to pay increasingly higher rates due to economic improvements and competition. Time deposits grew by a total of $5,328,049. Demand deposits and money market accounts grew by $1,182,595 due to increased market penetration. NOW and savings accounts decrease by $1,536,343 partially attributable to rate sensitive customers shifting funds to higher yielding time deposits.

Long-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000 and trust preferred securities of $4,124,000. The interest rate on this advance was 5.01% and matures on March 23, 2010. Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans. The trust preferred securities bear a rate of LIBOR plus 315 basis point and pay dividends quarterly. The rate is subject to quarterly resets. The trust preferred securities mature October 7, 2033, and are callable on or after October 7, 2008. Approximately $3.8 million was eligible for inclusion as Tier I capital. The Company plans to use the capital to support growth and branch expansion.

The Company’s capital at March 31, 2006 to risk weighted assets totaled 15.00%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least

Back to Index

4% being in the form of Tier 1 capital, as defined in the regulation. As of March 31, 2006, the Company’s capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006 AND 2005

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended March 31, 2006 totaled $1,521,175 compared to $1,195,081 in 2005. This increase was attributable to growth in net earning assets and a higher net interest margin. The Company’s net interest margin was approximately 4.6% and 3.9% for the quarters ended March 31, 2006 and 2005, respectively.

Weststar recorded a provision for loan losses of $90,850 and $240,505 for the quarters ended March 31, 2006 and 2005, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the March 31, 2006 and 2005 quarters totaled $274,014 and $336,475, respectively. The decrease in other income primarily reflects realized losses of $84,440 from the sales of securities during 2006 compared to none during 2005. Lower yielding securities were sold with funds being reinvested into higher yielding securities. Service charge income increased 7% due to overall bank growth and a $17,890 increase in revenue from overdraft charges, which are based upon activity volume. Other service fees and commission decreased as a result of shifting mortgage loan income from the Bank to the Mortgage Company. The Mortgage Company posted net operating losses of $22,500 and $54,344 during 2006 and 2005, respectively, of which $11,250 and $27,172 was the Company’s portion during 2006 and 2005, respectively. Other income remained relatively level at $8,933.

Other non-interest expense totaled $1,114,500 compared to $1,137,461 in 2005. The decrease was primarily attributable to reduced foreclosure expenses and professional fees. Net expenses from foreclosed properties totaled $1,093 and $75,513 during 2006 and 2005, respectively. The decrease in losses parallels the improvement in overall asset quality and reduction in foreclosures. Professional fees totaled $62,603 and $81,878 at during 2006 and 2005, respectively. During 2005, the Company engaged a third party to assist with internal controls documentation. No such services were rendered during 2006. Other expenses increased as a result of overall company growth and additional overhead associated with building a permanent location for the South Asheville branch. Income before income tax provision totaled $589,839 and $153,590 for the quarters ended March 31, 2006 and 2005, respectively. Income tax provision totaled $206,650 and $56,065 for the quarters ended March 31, 2006 and 2005, respectively, which equated to an effective tax rate of 35.03% and 36.50%. The decrease in effective income tax rate related to more relative tax exempt interest income for the three months ended March 31, 2006 compared to the same period in 2005. Net income totaled $383,189 and $97,525 for the quarters ended March 31, 2006 and 2005, respectively.

Back to Index

Other comprehensive loss totaled $(1,462) and $(191,810) in 2006 and 2005, respectively. Comprehensive income (loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $381,727 and $(94,285) for the quarters ended March 31, 2006 and 2005, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Back to Index

	TERMS TO REPRICING AT MARCH 31, 2005
	1-90 Days	91-180 Days	181-365 Days	Total One Year	Non-Sensitive	Total
Interest-earning assets:
Interest bearing deposits	$454,902	-	-	$454,902	-	$454,902
Federal funds sold	1,560,000	-	-	1,560,000	-	1,560,000
Investment securities	4,009,047	$5,057,284	$1,108,290	10,174,621	$17,022,837	27,197,458
Federal Home Loan Bank stock	-	-	-	-	497,500	497,500
Loans (1)	81,721,460	1,475,083	4,724,576	87,921,119	15,678,382	103,599,501
Total interest-earning assets	87,745,409	6,532,367	5,832,866	100,110,642	33,198,719	133,309,361

Interest-bearing liabilities:
Time deposits	19,069,824	12,980,222	16,105,638	48,155,684	734,027	48,889,711
All other deposits	49,260,285	-	-	49,260,285	-	49,260,285
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	72,454,109	12,980,222	16,105,638	101,539,969	4,734,027	106,273,996

Interest sensitivity gap	$15,291,300	$(6,447,855)	$(10,272,772)	$(1,429,327)	$28,464,692
Cumulative interest sensitivity
Gap	$15,291,300	$8,843,445	$(1,429,327)
Cumulative ratio of interest -
earning assets as a percent
of interest sensitive liabilities	121.1%	50.3%	36.2%	98.6%

(1) Non-accrual loans have been excluded.
Weststar has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities in the one year horizon.

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

Back to Index

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at March 31, 2006 and 2005, and December 31, 2005 was $1,844,887, $1,655,160 and $1,760,377 and $1,608,366 or 1.75%, 1.90% and 1.75%, respectively, of gross loans outstanding. The ratio of annualized net charge-offs to average loans outstanding was .03%, .90% and .35% at March 31, 2006 and 2005, and December 2005, respectively. Improved asset quality and fewer charge-offs resulted in a lower provision to the allowance for loan losses reserve during 2006 compared to the same period in 2005.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended March 31, 2006 and 2005, and for the years ended December 31, 2005 and 2004.

Summary of Allowance for Loan Losses

	For the three months		For the year ended
	ended March 31,		December 31,
	2006	2005	2005
Balance, beginning of period	$1,760,377	$1,608,366	$1,608,366
Charge-offs:
Commercial, financial and agricultural	-	(148,471)	(207,106)
Real estate:
Construction	-	-	-
Mortgage	(14,161)	48,000	(129,401)
Consumer	(10,293)	(6,622)	(33,339)
Total charge-off	(24,454)	(203,093)	(369,846)

Recoveries
Commercial, financial and agricultural	5,053	1,740	28,488
Real estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	13,061	7,642	27,099
Total recoveries	18,114	9,382	55,587
Net (charge-offs) recoveries	(6,340)	(193,711)	(314,259)
Provision charged to operations	90,850	240,505	466,270
Balance, end of period	$1,844,887	$1,655,160	$1,760,377
Percentage of net charge-offs to average loans	.03%	.90%	.35%
Percentage of allowance to period-end loans	1.75%	1.90%	1.75%

Back to Index

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2006		December 31, 2005
	Amount of	Percent of	Amount of	Percent of
	Allowance	Total Loans	Allowance	Total Loans

TYPE OF LOAN:
Real estate	$1,456,811	78%	$1,350,460	78%
Commercial and industrial
loans	326,766	20%	341,925	19%
Consumer	61,310	2%	67,992	3%
Total allowance	$1,844,887	100%	$1,760,377	100%

The Company does not have any significant loan concentrations. During the period, loan quality demonstrated improvement over March 31, 2005, and remained relatively constant with December 31, 2005.

During 2006, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

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

Back to Index

REGULATORY CAPITAL

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2006
Total Capital (to Risk Weighted Assets)
Consolidated	$16,805	15.00%	$8,964	8.00%	$11,205	10.00%
Bank	$16,115	14.42%	$8,939	8.00%	$11,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$15,199	13.57%	$4,482	4.00%	$6,723	6.00%
Bank	$14,713	13.17%	$4,469	4.00%	$6,704	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$15,199	10.91%	$5,574	4.00%	$6,967	5.00%
Bank	$14,713	10.58%	$5,563	4.00%	$6,953	5.00%

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

As of March 31, 2006 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $8.7 million, which represents 6% of total assets and 7% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $13.4 million. At March 31, 2006, outstanding commitments to extend credit and available lines of credit were $29.2 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 39% of Weststar’s total deposits at March 31, 2006. The Company’s growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 13% of the Company’s total deposits at March 31, 2006. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

Back to Index

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

Back to Index

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

Back to Index

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: May 12, 2006	By:	/s/G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer

Back to Index