Form 10QSB
period 2006-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2006-08-09
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common stock, $1.00 par value - 1,681,290 shares outstanding as of August 8, 2006.

Part I.     FINANCIAL INFORMATION

Item I.   Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets	(unaudited)
	June 30,	December 31,
	2006	2005*

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$5,467,352	$6,243,192
Interest-bearing deposits	433,081	350,770
Federal funds sold	1,136,000	267,000
Total cash and cash equivalents	7,036,433	6,860,962
Investment securities -
Available for sale, at fair value (amortized cost of
$26,651,662 and $28,506,899, respectively)	25,726,073	27,824,748
Loans	110,747,031	100,493,602
Allowance for loan losses	(1,830,113)	(1,760,377)
Net loans	108,916,918	98,733,225
Premises and equipment, net	2,624,156	2,584,841
Accrued interest receivable	825,145	707,771
Federal Home Loan Bank stock, at cost	536,700	531,500
Deferred income taxes	833,215	715,310
Foreclosed properties	142,000	127,000
Other assets	689,488	668,178
TOTAL	$147,330,128	$138,753,535

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Demand	$25,299,939	$25,164,465
NOW accounts	14,744,233	18,102,736
Money market accounts	31,143,238	29,901,364
Savings	2,165,268	2,382,672
Time deposits of $100,000 or more	17,683,044	13,240,038
Other time deposits	34,051,113	30,321,624
Total deposits	125,086,835	119,112,899
Short-term borrowings	1,770,000	-
Accrued interest payable	369,255	266,835
Other liabilities	686,254	653,258
Long-term debt	8,124,000	8,124,000
Total liabilities	136,036,344	128,156,992

SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none	-	-
Common stock, $1 par value, authorized - 9,000,000
shares; issued and outstanding - 1,681,290 and 1,401,266, respectively	1,681,290	1,401,266
Additional paid-in capital	6,525,307	6,805,331
Retained earnings	3,655,961	2,809,122
Accumulated other comprehensive loss	(568,774)	(419,176)
Total shareholders' equity	11,293,784	10,596,543
TOTAL	$147,330,128	$138,753,535

*Derived from audited consolidated financial statements. See notes to consolidated financial statements.

Back to Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$2,362,750	$1,536,955	$4,447,867	$2,973,019
Federal funds sold	7,069	100,200	24,061	144,316
Interest-bearing deposits	13,786	8,133	26,412	15,032
Investments:
Taxable interest income	201,966	173,167	404,263	347,420
Nontaxable interest income	88,551	13,472	156,188	26,901
Corporate dividends	7,112	3,436	13,275	6,055
Total interest income	2,681,234	1,835,363	5,072,066	3,512,743
INTEREST EXPENSE:
Time deposits of $100,000 or more	194,271	75,307	339,197	131,433
Other time and savings deposits	623,520	430,215	1,196,859	783,881
Short-term borrowings	14,165	7,878	36,602	16,016
Long-term debt	135,259	115,155	264,214	179,524
Total interest expense	967,215	628,555	1,836,872	1,110,854
NET INTEREST INCOME	1,714,019	1,206,808	3,235,194	2,401,889
PROVISION FOR LOAN LOSSES	61,600	112,650	152,450	353,155
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,652,419	1,094,158	3,082,744	2,048,734
OTHER INCOME:
Service charges on deposit accounts	303,107	295,440	592,280	565,141
Other service fees and commissions	75,219	64,168	146,817	150,002
Securities losses	(123,684)	-	(208,124)	-
Equity in income (loss) of Bank of Asheville Mortgage Company, LLC	(5,402)	9,264	(16,651)	(17,908)
Other	9,061	7,775	17,993	15,887
Total other income	258,301	376,647	532,315	713,122
OTHER EXPENSES:
Salaries and wages	512,478	465,408	996,461	901,819
Employee benefits	85,471	88,823	169,339	171,870
Occupancy expense, net	83,868	83,757	170,114	169,295
Equipment rentals, depreciation and
maintenance	99,154	95,711	192,019	183,350
Supplies	61,606	60,160	122,544	122,844
Professional fees	42,039	77,930	104,643	159,808
Data processing fees	139,218	129,783	278,604	248,815
Marketing	81,853	60,610	128,969	107,713
(Income) expenses from foreclosed properties	(2,009)	11,696	(917)	87,209
Other	90,213	62,532	146,615	121,148
Total other expenses	1,193,891	1,136,410	2,308,391	2,273,871
INCOME BEFORE INCOME TAXES	716,829	334,395	1,306,668	487,985
INCOME TAX PROVISION	250,417	122,880	457,067	178,945
NET INCOME	$466,412	$211,515	$849,601	$309,040

EARNINGS PER SHARE:
Basic	$0.28	$0.13	$0.51	$0.18
Diluted	$0.26	$0.12	$0.47	$0.17
See notes to consolidated financial statements

Back to Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
	Three Months		Six Months
	Ended June30,		Ended June 30,
	2006	2005	2006	2005

NET INCOME	$466,412	$211,515	$849,601	$309,040
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on securities
available for sale	(364,752)	202,064	(451,572)	(110,077)
Tax effect	140,594	(77,896)	174,082	42,435
Unrealized holding gains (losses) on securities
available for sale, net of tax	(224,158)	124,168	(277,490)	(67,642)

Reclassification adjustment for realized losses	123,684	-	208,124	-
Tax effect	(47,662)	-	(80,232)	-
Reclassification adjustment for realized losses, net of tax	76,022	-	127,892	-

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(148,136)	124,168	(149,598)	(67,642)
COMPREHENSIVE INCOME	$318,276	$335,683	$700,003	$241,398

See notes to consolidated financial statements.

Back to Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2006 and 2005

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance December 31, 2004	1,166,208	$1,166,208	$7,030,589	$1,732,872	$(119,482)	$9,810,187
20% stock split	233,058	233,058	(233,058)
Net change in unrealized
losses on securities held for sale					(67,642)	(67,642)
Issuance of common stock	1,000	1,000	3,900			4,900
Cash paid in lieu of fractional shares				(2,387)		(2,387)
Net income				309,040		309,040
Balance June 30, 2005	1,400,266	$1,400,266	$6,801,431	$2,039,525	$(187,124)	$10,054,098

Balance December 31, 2005	1,401,266	$1,401,266	$6,805,331	$2,809,122	$(419,176)	$10,596,543
20% stock split	280,024	280,024	(280,024)
Net change in unrealized
losses on securities held for sale					(149,598)	(149,598)
Cash paid in lieu of fractional shares				(2,762)		(2,762)
Net income				849,601		849,601
Balance June 30, 2006	1,681,290	$1,681,290	$6,525,307	$3,655,961	$(568,774)	$11,293,784

See notes to consolidated financial statements.

Back to Index

Weststar Financial Services Corporation & Subsidiary Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$849,601	$309,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173,469	189,750
Provision for loan losses	152,450	353,155
Premium amortization and discount accretion, net	22,081	41,472
Deferred income tax benefit	(24,055)	(89,746)
Net (income) expenses from foreclosed properties	(2,010)	77,683
Loss on sales of securities	208,124	-
Loss on disposal/sale of premises and equipment	550	1,584
(Increase) decrease in accrued interest receivable	(117,374)	7,118
(Increase) decrease in other assets	(21,310)	106,069
Increase in accrued interest payable	102,420	72,002
Increase in other liabilities	32,996	116,471
Net cash provided by operating activities	1,376,942	1,184,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(7,565,132)	(1,400,529)
Maturities of securities available for sale	1,145,698	1,497,680
Proceeds from sales of securities	8,044,456	-
Net increase in loans	(10,370,893)	(4,181,776)
Proceeds from sales of foreclosed properties	21,760	170,778
Proceeds from sales of premises and equipment	50	1,947
FHLB stock purchases	(261,700)	(223,600)
FHLB stock redemptions	256,500	-
Additions to premises and equipment	(213,384)	(144,166)
Net cash used in investing activities	(8,942,645)	(4,279,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, MMDA and savings accounts	(2,198,559)	(4,748,148)
Net increase in time deposits	8,172,495	6,980,279
Cash paid for fractional shares	(2,762)	(2,387)
Issuance of common stock	-	4,900
Proceeds from FHLB advances	11,270,000	4,000,000
Repayment of FHLB advances	(9,500,000)	(2,000,000)
Net cash provided by financing activities	7,741,174	4,234,644

NET INCREASE IN CASH AND CASH EQUIVALENTS	175,471	1,139,576
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,860,962	19,621,267
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,036,433	$20,760,843

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2006 and December 31, 2005, and the consolidated results of their operations for the three and six-month periods ended June 30, 2006 and 2005 and their cash flows for the six-month periods ended June 30 2006 and 2005. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The accounting policies followed are set forth in Note 1 to the 2005 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of commitments to extend credit were $35,824,445 and $25,580,877 at June 30, 2006 and December 31, 2005, respectively.

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

Basic and diluted net income per shave have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for the 6-for-5 stock split effected during May 2006, as summarized below:

Back to Index

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per share	1,681,290	1,680,090	1,681,290	1,679,672
Effect of dilutive stock options	138,278	108,274	132,765	112,875
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	1,819,568	1,788,364	1,814,055	1,792,547

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

The Company has two share-based compensation plans in effect at June 30, 2006; an employee based incentive plan and a non-incentive plan for directors. Options within both plans had fully vested prior to 2006. As a result, no stock-based compensation expense was recognized in the income statement during the period ended June 30, 2006.

A summary of the Company’s option plans as of and for the six months ended June 30, 2006 is as follows:

Back to Index

		Outstanding Options		Weighted
	Shares		Weighted	Average
	Available		Average	Remaining
	For Future	Number	Exercise	Contractual
	Grants	Outstanding	Price	Term
At December 31, 2005	3,145	225,223	$4.08	4.97
Exercised	-	-	-	-
Authorized	-	-	-	-
Forfeited	-	-	-	-
Granted	-	-	-	-
Outstanding June 30, 2006	3,145	225,223	$4.08	4.97
Exercisable June 30, 2006	-	225,223	$4.08	4.97

The aggregate intrinsic values of the outstanding and exercisable shares at June 30, 2006, respectively, are $2,234,212 and $2,234,212.

Had compensation costs for the Company’s stock option plans been determined using the fair value method in 2005, the Company’s pro forma net income would have been as follows:

	Three Months Ended	Six Months Ended
	6/30/2005	6/30/2005

Net income as reported	$211,515	$309,040
Less: Total stock-based employee
compensation expense determined
under fair value method for all awards, net of related tax effects	22,667	47,815
Pro forma net income	$188,848	$261,225
Net income per share:
As reported:

Basic	$0.13	$0.18
Diluted	$0.12	$0.17

Pro forma:

Basic	$0.11	$0.16
Diluted	$0.11	$0.15

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

During 2006, the Company continued its focus on improving asset quality, asset growth and expansion. Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality. During the period asset quality continued to demonstrate improvement. Non-performing assets decreased from $1,881,653 at December 31, 2005 to $1,273,397 at June 30, 2006. Net charge-offs for the period totaled $82,714 compared to $275,894 for the six-month period ended June 30, 2005. Loans outstanding grew by 10% to $110,747,031 from December 31, 2005, which reflected improved economic conditions and increased business development efforts. Deposits increased 5% to $125,086,835. The increase was attributable to marketing campaigns, sales calls efforts, favorable interest rates and product development.

The Company increased its net interest income by 42% during the three-month period due to growth in net earning assets and an improved net interest margin. As a result of charge-offs and loan growth, the Company added $61,600 to the loan loss reserve compared to $112,650 during the comparable period in 2005. Service charges on deposits and other service fees and commissions increased 5% to $378,326. During the quarter, the Company realized $123,684 in losses from the sales of investment securities compared to none during same period in 2005. Bank of Asheville Mortgage Company, LLC posted net operating losses of $10,804 during the quarter compared to income of $18,528 during 2005, of which $5,402 and $9,264 was the Company’s portion during 2006 and 2005, respectively. Non-interest expenses increased 5% primarily as a result of growth in loans, deposits, marketing, personnel and personnel expenses.

Net income totaled $466,412 and $211,515 for the quarters ended June 30, 2006 and 2005, respectively - an increase of 121%.

Back to Index

The Company increased its net interest income by 35% during the six-month period due to growth in earning assets and an improved net interest margin. As a result of charge-offs and loan growth, the Company added $152,450 to the loan loss reserve compared to $353,155 during the comparable period in 2005. Service charges on deposits and other service fees and commissions increased 3% to $739,097. During the quarter, the Company realized $208,124 in losses from the sales of investment securities compared to none during same period in 2005. Bank of Asheville Mortgage Company, LLC posted net operating losses of $33,302 during the quarter compared to losses of $35,816 during 2005, of which $16,651 and $17,908 was the Company’s portion during 2006 and 2005, respectively. Non-interest expenses increased 2% primarily as a result of growth in loans, deposits, marketing, personnel and personnel expenses. Management monitors expenses closely and reviews each expense relative to the benefit provided.

Net income totaled $849,601 and $309,040 for the six-month periods ended June 30, 2006 and 2005, respectively - an increase of 175%.

Back to Index

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2006 COMPARED TO DECEMBER 31, 2005

During the period from December 31, 2005 to June 30, 2006, total assets increased $8,576,593 or 6%. This increase, reflected primarily in the cash and cash equivalents and loans, resulted from an increase in deposits and borrowed funds.

Securities, federal funds sold and interest-bearing balances with other financial institutions at June 30, 2006 totaled $27,295,154 compared to $28,442,518 at December 31, 2005. Through an investment in the Federal Home Loan Bank, the Company gained access to the federal Home Loan Bank system. This access grants the Company sources of funds for lending and liquidity. Investments in Federal Home Loan Bank stock to date total $536,700.

At June 30, 2006, the loan portfolio constituted 75% of the Company’s total assets. Loans increased $10,253,429 from December 31, 2005 to June 30, 2006. Improved economic conditions and business development efforts resulted in the 10% increase in loan growth. Management places a strong emphasis on loan quality. At June 30, 2006, management was not aware of any loan that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented a material credit about which management was aware of any information which caused management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $1,131,396, $1,019,222, and $1,792,486 at June 30, 2006 and 2005, and December 31, 2005, respectively. The average recorded balance of impaired loans for the six months ended June 30, 2006 and 2005 totaled $1,654,169 and $1,728,665, respectively and $1,576,007 for the year end December 31, 2005.. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $34,434 and $113,391 and $210,044 at June 30, 2006 and 2005, and December 31, 2005 respectively. For the six-month periods ended June 30, 2006 and 2005, Weststar recognized interest income from impaired loans of approximately $920 and $18,039. See “Asset Quality” for discussion for an analysis of loan loss reserves.

Deposits increased $5,973,936 during the six months ended June 30, 2006. The increase in deposits is primarily reflected in money market and time accounts, which have continued to pay increasingly higher rates due to the higher interest rate environment and competition. Demand deposits remained relatively flat during the period and totaled $25,299,939. NOW accounts decreased by $3,358,503 partially attributable to rate sensitive customers shifting funds to higher yielding time deposits. Time deposits increased $8,172,495, while money market accounts increased $1,241,874.

Short-term borrowings consisted of two advances from the FHLB, which totaled $1,770,000. The $1,000,000 advance bears a fixed rate of 5.56% and matures on August 29, 2006. The $770,000 daily rate credit advance bears a variable rate of interest and matures on June 27, 2007; however, it can be repaid at any time without penalty.

Long-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000 and junior subordinated debentures of $4,124,000. The interest rate on this advance was 5.01% and matures on March 23, 2010. Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans. The junior subordinated debentures bear a rate of LIBOR plus 315 basis points and pay dividends quarterly. The rate is subject to quarterly resets. The junior subordinated debentures mature October 7, 2033, and

Back to Index

are callable on or after October 7, 2008. Approximately $4 million was eligible for inclusion as Tier I capital.

The Company’s capital at June 30, 2006 to risk weighted assets totaled 14.71%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of June 30, 2006, the Company’s capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2006 totaled $1,714,019 compared to $1,206,808 in 2005 primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing deposits. Because a significant portion of the Company’s loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest-bearing deposits, thus an increase in net interest margin during a rising rate environment as was experienced during the three month period. The Company’s net interest margins were approximately 5.0% and 3.7% for the quarters ended June 30, 2006 and 2005, respectively.

Weststar recorded a provision for loan losses of $61,600 and $112,650 for the quarters ended June 30, 2006 and 2005, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the June 30, 2006 and 2005 quarters totaled $258,301 and $376,647, respectively. The decrease in other income primarily reflects realized losses of $123,684 from the sales of securities during the period compared to none during the same period in 2005. Lower yielding securities were sold with funds being reinvested into higher yielding securities. Service charges, fees and commissions increased from $359,608 to $378,326 or 5%. The increase resulted from increased volume in services charge related services such as overdraft charges, brokerage fee and commissions, and credit card commissions. The Mortgage Company posted net operating losses of $10,804 and net revenue of $18,528 during the 2006 and 2005 periods, respectively, of which $5,402 and $9,264 was the Company’s portion during 2006 and 2005, respectively. Other income increased 17% to $9,061.

Other non-interest expense totaled $1,193,891 compared to $1,136,410 in 2005. This increase was primarily attributable to overall company growth to support loans and deposits. Professional fees decreased from $77,930 during 2005 to $42,039. The decrease parallels overall increase in asset quality and a reduction in accounting services related to documenting and testing the Company’s internal controls. Other expenses increased $27,681 primarily attributable to sustaining a loss on a fraudulent check deposited with the Bank. Income before income tax provision totaled $716,829 and $334,395 for the quarters ended June 30, 2006 and 2005, respectively. Income tax provision totaled $250,417 and $122,880 for the quarters ended June 30, 2006 and 2005, respectively, which equated to an effective tax rate of 34.93% and 36.75%. The decrease in the effective tax rate resulted from increased tax exempt income generated from purchases of tax exempt municipal bonds. Net income totaled $466,412 and $211,515 for the quarters ended June 30, 2006 and 2005, respectively.

Back to Index

Other comprehensive income (loss) totaled $(148,136) and $124,168 in 2006 and 2005, respectively. Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $318,276 and $335,683 for the quarters ended June 30, 2006 and 2005, respectively.

COMPARATIVE SIX MONTHS

Net interest income for the six-month period June 30, 2006 totaled $3,235,194 compared to $2,401,889 in 2005 primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing deposits. Because a significant portion of the company’s loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest-bearing deposits, thus an increase in net interest margin during a rising rate environment as was experienced during the six-month period. The Company’s net interest margins were approximately 4.8% and 3.8% for the periods ended June 30, 2006 and 2005, respectively.

Weststar recorded a provision for loan losses of $152,450 and $353,155 for the six months ended June 30, 2006 and 2005, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the June 30, 2006 and 2005 periods totaled $532,315 and $713,122, respectively. The decrease in other income primarily reflects realized losses of $208,124 from the sales of securities during the period compared to none during the same period in 2005. Lower yielding securities were sold with funds being reinvested into higher yielding securities. Service charges, fees and commissions increased from $715,143 to $739,097 or 3%. The increase resulted from increased volume in services charge related services such as overdraft charges, brokerage fee and commissions, and credit card commissions. The Mortgage Company posted net operating losses of $33,302 and $35,816 during the 2006 and 2005 periods, respectively, of which $16,651 and $17,908 was the Company’s portion during 2006 and 2005, respectively. Other income increased 13% to $17,993.

Other non-interest expense totaled $2,308,391 compared to $2,273,871 in 2005. This increase was primarily attributable to overall company growth to support loans and deposits. Professional fees decreased from $159,808 during 2005 to $104,643. The decrease parallels overall improvement in asset quality and a reduction in accounting services related to documenting and testing the Company’s internal controls. Net expenses from foreclosed properties totaled $87,209 during 2005 compared to net revenue of $917 during 2006. This change parallels a reduction in foreclosed properties and overall improved asset quality. Other expenses increased $25,467 primarily attributable to sustaining a loss on a fraudulent check deposit with the Bank. Income before income tax provision totaled $1,306,668 and $487,985 for the quarters ended June 30, 2006 and 2005, respectively. Income tax provision totaled $457,067 and $178,945 for the quarters ended June 30, 2006 and 2005, respectively, which equated to an effective tax rate of 34.98% and 36.67%. The decrease in the effective tax rate resulted from increased tax exempt income generated from purchases of tax exempt municipal bonds. Net income totaled $849,601 and $309,040 for the periods ended June 30, 2006 and 2005, respectively.

Other comprehensive loss totaled $149,598 and $67,642 in 2006 and 2005, respectively. Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $700,003 and $241,398 for the periods ended June 30, 2006 and 2005, respectively.

Back to Index

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

The majority of the Company’s deposits are rate-sensitive instruments with rates that tend to fluctuate with market rates. These deposits, coupled with the Company’s short-term certificates of deposit, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company’s asset/liability position. The Company’s policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company’s deposit base is not generally subject to the level of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on its analysis, the Company believes that its balance sheet is slightly asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as the market rates change. Because a significant portion of the Company’s loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates.

The Company uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any commitments to enter into those transactions. The Company monitors interest sensitivity by

Back to Index

means of computer models that incorporate the current volumes, average rates, scheduled maturities and payments and repricing opportunities of asset and liability portfolios. Using this information, the model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, the Company assumes no growth in its balance sheet, because to do so could have the effect of distorting the balance sheet’s sensitivity to changing interest rates. The Company simulates the effects of interest rate changes on its earnings by assuming no change in interest rates as its base case scenario and either (1) gradually increasing or decreasing interest rates by over a twelve-month period or (2) immediately increasing or decreasing interest rates by 25%, .50%, 1% and 2%. Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

Income simulation through modeling is one tool that the Company uses in the asset/liability management process. The Company also considers a number of other factors in determining its asset/liability and interest rate sensitivity management strategies. Management strives to determine the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies as well as any enacted or prospective regulatory changes. The Company’s current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with information necessary to analyze interest sensitivity and to aid in the development of strategies to manage the Company’s balance sheet.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Back to Index

	TERMS TO REPRICING AT JUNE 30, 2006
	1-90 Days	91-180 Days	181-365 Days	Total One Year	Non- Sensitive	Total
Interest-earning assets:
Interest bearing deposits	$433,081			$433,081		$433,081
Federal funds sold	1,136,000			1,136,000		1,136,000
Investment securities	3,683,520	$683,520	$1,367,040	5,734,080	$20,917,582	26,651,662
Federal Home Loan Bank stock	536,700	-	-	536,700	-	536,700
Loans (1)	85,548,560	1,080,281	6,335,310	92,964,151	16,651,483	109,615,634
Total interest-earning assets	91,337,861	1,763,801	7,702,350	100,804,012	37,569,065	138,373,077

Interest-bearing liabilities:
Time deposits	17,073,165	11,942,894	21,185,380	50,201,439	1,532,718	51,734,157
All other deposits	48,052,739	-	-	48,052,739	-	48,052,739
Short-term debt	1,770,000	-	-	1,770,000	-	1,770,000
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	71,019,904	11,942,894	21,185,380	104,148,178	5,532,718	109,680,896

Interest sensitivity gap	$20,317,957	$(10,179,093)	$(13,483,030)	$(3,344,166)	$32,036,347
Cumulative interest sensitivity
Gap	$20,317,957	$10,138,864	$(3,344,166)
Cumulative ratio of interest -
earning assets as a percent
of interest sensitive liabilities	128.6%	14.8%	36.4%	96.8%

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

Back to Index

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at June 30, 2006 and 2005, and December 31, 2005 was $1,830,113, $1,685,627 and $1,760,377 or 1.65%, 1.90% and 1.75%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .16%, .63% and .35% during the periods ended June 30, 2006 and 2005, and December 31, 2005, respectively. During the period, loan quality demonstrated significant improvement over March 31, 2006, June 30, 2005 and December 31, 2005. During June the Company experienced its largest improvement in asset quality with nonperforming loans dropping to 1.02% of gross loans outstanding compared to 1.76% at March 31, 2006, 2.59% at June 30, 2005 and 1.75% at December 31, 2005. In light of the significant improvement in asset quality of June 30, 2006 over March 31, 2006, the loan loss reserve was reduced from 1.75% of gross loans outstanding at March 31, 2006 to 1.65% of gross loans outstanding at June 30, 2006.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the six months ended June 30, 2006 and 2005, and for the year ended December 31, 2005.

Summary of Allowance for Loan Losses

	For the six months		For the year ended
	ended June 30,		December 31,
	2006	2005	2005
Balance, beginning of period	$1,760,377	$1,608,366	$1,608,366
Charge-offs:
Commercial, financial and agricultural	(85,665)	(186,228)	(207,106)
Real estate:
Construction	-	-	-
Mortgage	(14,161)	(96,000)	(129,401)
Consumer	(17,260)	(17,325)	(33,339)
Total charge-offs	(117,086)	(299,553)	(369,846)
Recoveries
Commercial, financial and agricultural	9,758	7,048	28,488
Real estate:
Construction	-	-	-
Mortgage	6,483	-	-
Consumer	18,131	16,611	27,099
Total recoveries	34,372	23,659	55,587
Net (charge-offs) recoveries	(82,714)	(275,894)	(314,259)
Provision charged to operations	152,450	353,155	466,270
Balance, end of period	$1,830,113	$1,685,627	$1,760,377

Percentage of net charge-offs to
average loans	.16%	.63%	.35%
Percentage of allowance to
period-end loans	1.65%	1.90%	1.75%

Back to Index

During 2006, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance. The Company does not have any significant loan concentrations.

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

Back to Index

REGULATORY CAPITAL

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2006
Total Capital (to Risk Weighted Assets)
Consolidated	$17,340	14.71%	$9,430	8.00%	$11,787	10.00%
Bank	$16,525	14.05%	$9,406	8.00%	$11,757	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$15,816	13.42%	$4,715	4.00%	$7,072	6.00%
Bank	$15,051	12.80%	$4,703	4.00%	$7,054	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$15,816	11.10%	$5,700	4.00%	$7,126	5.00%
Bank	$15,051	10.58%	$5,688	4.00%	$7,111	5.00%

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

As of June 30, 2006 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $7.0 million, which represents 4.8% of total assets and 5.6% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $11.9 million. At June 30, 2006, outstanding commitments to extend credit and available lines of credit were $35.8 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 41.4% of Weststar’s total deposits at June 30, 2006. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 14.1% of the Company’s total deposits at June 30, 2006. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

Back to Index

Part II. OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on April 18, 2006. Of 1,401,266 shares entitled to vote at the meeting, 1,146,047 or 81.8% voted. The following matters were voted on at the meeting:

Proposal 1: To elect three board members to three-year terms. Votes for each nominee were as follows:

3-year terms	Votes For	Votes Withheld
M. David Cogburn	1,141,126	4,921
Steven D. Cogburn	1,079,311	66,736
Stephen L. Pignatiello	1,143,441	2,606
Laura A. Webb	1,145,183	864
Proposal 2: To ratify the appointment of Dixon Hughes PLLC as independent accountants for the year ending December 31, 2006. Votes were as follows:

Votes For	Abstain
1,145,857	190

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

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: August 8, 2006	By:	/s/ G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer

Back to Index