Form 10QSB
period 2006-08-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2006-11-13
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common stock, $1.00 par value - 1,681,290 shares outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Index

Part I. FINANCIAL INFORMATION

Item I. Financial Statements

Weststar Financial Services Corporation & Subsidiary Consolidated Balance Sheets	(unaudited)
	September 30,	December 31,
	2006	2005*

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$3,948,053	$6,243,192
Interest-bearing deposits	349,222	350,770
Federal funds sold	355,000	267,000
Total cash and cash equivalents	4,652,275	6,860,962
Investment securities -
Available for sale, at fair value (amortized cost of
$25,905,003 and $28,506,899, respectively)	25,711,065	27,824,748
Loans	118,650,542	100,493,602
Allowance for loan losses	(1,862,809)	(1,760,377)
Net loans	116,787,733	98,733,225
Premises and equipment, net	3,009,393	2,584,841
Accrued interest receivable	935,670	707,771
Federal Home Loan Bank stock, at cost	616,800	531,500
Deferred income taxes	546,233	715,310
Foreclosed properties	136,177	127,000
Other assets	674,691	668,178
TOTAL	$153,070,037	$138,753,535

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Demand	$28,442,629	$25,164,465
NOW accounts	13,038,367	18,102,736
Money market accounts	29,798,262	29,901,364
Savings	2,078,625	2,382,672
Time deposits of $100,000 or more	18,771,818	13,240,038
Other time deposits	35,500,204	30,321,624
Total deposits	127,629,905	119,112,899
Short-term borrowings	3,550,000	-
Accrued interest payable	427,645	266,835
Other liabilities	1,002,334	653,258
Long-term debt	8,124,000	8,124,000
Total liabilities	140,733,884	128,156,992

SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000; issued and outstanding - none	-	-
Common stock, $1 par value, authorized - 9,000,000
shares; issued and outstanding - 1,681,290 and 1,401,266, respectively	1,681,290	1,401,266
Additional paid-in capital	6,525,307	6,805,331
Retained earnings	4,248,731	2,809,122
Accumulated other comprehensive loss	(119,175)	(419,176)
Total shareholders' equity	12,336,153	10,596,543
TOTAL	$153,070,037	$138,753,535

*Derived from audited consolidated financial statements. See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$2,640,558	$1,690,454	$7,088,425	$4,663,473
Federal funds sold	27,203	98,356	51,264	242,672
Interest-bearing deposits	12,528	8,888	38,940	23,920
Investments:
Taxable interest income	213,616	205,547	617,879	552,967
Nontaxable interest income	79,915	20,710	236,103	47,611
Corporate dividends	7,068	5,963	20,343	12,018
Total interest income	2,980,888	2,029,918	8,052,954	5,542,661
INTEREST EXPENSE:
Time deposits of $100,000 or more	235,664	86,568	574,861	218,001
Other time and savings deposits	719,052	475,812	1,915,911	1,259,693
Short-term borrowings	30,204	-	66,806	16,016
Long-term debt	141,396	121,270	405,610	300,794
Total interest expense	1,126,316	683,650	2,963,188	1,794,504
NET INTEREST INCOME	1,854,572	1,346,268	5,089,766	3,748,157
PROVISION FOR LOAN LOSSES	60,750	47,615	213,200	400,770
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,793,822	1,298,653	4,876,566	3,347,387
OTHER INCOME:
Service charges on deposit accounts	310,372	318,044	902,652	883,185
Other service fees and commissions	75,619	67,118	222,436	217,120
Securities losses	(41,550)	(22,209)	(249,674)	(22,209)
Equity in income (loss) of Bank of Asheville Mortgage Company, LLC	11,380	16,855	(5,271)	(1,053)
Other	16,994	36,722	34,987	52,609
Total other income	372,815	416,530	905,130	1,129,652
OTHER EXPENSES:
Salaries and wages	532,848	467,944	1,529,309	1,369,763
Employee benefits	97,648	93,271	266,987	265,141
Occupancy expense, net	106,190	69,249	276,304	238,544
Equipment rentals, depreciation and maintenance	92,033	84,844	284,052	268,194
Supplies	65,530	61,833	188,074	184,677
Professional fees	47,606	72,936	152,249	232,744
Data processing fees	153,983	123,341	432,587	372,156
Marketing	76,404	57,631	205,373	165,344
(Income) expenses from foreclosed properties	715	4,123	(202)	91,332
Other	67,730	64,014	214,345	185,162
Total other expenses	1,240,687	1,099,186	3,549,078	3,373,057
INCOME BEFORE INCOME TAXES	925,950	615,997	2,232,618	1,103,982
INCOME TAX PROVISION	333,180	228,565	790,247	407,510
NET INCOME	$592,770	$387,432	$1,442,371	$696,472

EARNINGS PER SHARE:
Basic	$0.35	$0.23	$0.86	$0.41
Diluted	$0.33	$0.22	$0.79	$0.39

See notes to consolidated financial statements

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

NET INCOME	$592,770	$387,432	$1,442,371	$696,472
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on securities
available for sale	690,100	(162,448)	238,528	(272,525)
Tax effect	(266,033)	62,624	(91,952)	105,059
Unrealized holding gains (losses) on securities
available for sale, net of tax	424,067	(99,824)	146,576	(167,466)

Reclassification adjustment for realized losses	41,550	22,209	249,674	22,209
Tax effect	(16,018)	(8,562)	(96,249)	(8,562)
Reclassification adjustment for realized losses,
net of tax	25,532	13,647	153,425	13,647

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	449,599	(86,177)	300,001	(153,819)

COMPREHENSIVE INCOME
	$1,042,369	$301,255	1,742,372	$542,653

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2006 and 2005

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance December 31, 2004	1,166,208	$1,166,208	$7,030,589	$1,732,872	$(119,482)	$9,810,187
20% stock split	233,058	233,058	(233,058)
Net change in unrealized
losses on securities held for sale					(153,819)	(153,819)
Issuance of common stock	1,000	1,000	3,900			4,900
Cash paid in lieu of fractional shares				(2,387)		(2,387)
Net income				696,472		696,472
Balance September 30, 2005	1,400,266	$1,400,266	$6,801,431	$2,426,957	$(273,301)	$10,355,353

Balance December 31, 2005	1,401,266	$1,401,266	$6,805,331	$2,809,122	$(419,176)	$10,596,543
20% stock split	280,024	280,024	(280,024)
Net change in unrealized
losses on securities held for sale					300,001	300,001
Cash paid in lieu of fractional shares				(2,762)		(2,762)
Net income				1,442,371		1,442,371
Balance September 30, 2006	1,681,290	$1,681,290	$6,525,307	$4,248,731	$(119,175)	$12,336,153

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,442,371	$696,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	254,653	268,262
Provision for loan losses	213,200	400,770
Premium amortization and discount accretion, net	17,043	68,001
Deferred income tax benefit	(19,125)	(126,665)
Net (income) expenses from foreclosed properties	(1,317)	81,683
Loss on sales of securities	249,674	22,209
Loss on disposal/sale of premises and equipment	2,067	1,584
Increase in accrued interest receivable	(227,899)	(101,494)
(Increase) decrease in other assets	(6,513)	126,432
Increase in accrued interest payable	160,810	77,959
Increase in other liabilities	349,076	321,602
Net cash provided by operating activities	2,434,040	1,836,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(9,513,257)	(9,333,695)
Maturities of securities available for sale	1,845,520	2,228,424
Proceeds from sales of securities	10,002,906	1,579,234
Net increase in loans	(18,438,635)	(9,857,107)
Proceeds from sales of foreclosed properties	163,067	170,778
Proceeds from sales of premises and equipment	50	1,947
FHLB stock purchases	(341,800)	(223,600)
FHLB stock redemptions	256,500	-
Additions to premises and equipment	(681,322)	(254,338)
Net cash used in investing activities	(16,706,971)	(15,688,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, MMDA and savings accounts	(2,193,354)	(5,375,249)
Net increase in time deposits	10,710,360	8,456,917
Cash paid for fractional shares	(2,762)	(2,387)
Issuance of common stock	-	4,900
Proceeds from FHLB advances	14,820,000	4,000,000
Repayment of FHLB advances	(11,270,000)	(2,000,000)
Net cash provided by financing activities	12,064,244	5,084,181

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,208,687)	(8,767,361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,860,962	19,621,267
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,652,275	$10,853,906

See notes to consolidated financial statements.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2006 and December 31, 2005, and the consolidated results of their operations for the three and nine-month periods ended September 30, 2006 and 2005 and their cash flows for the nine-month periods ended September 30 2006 and 2005. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The accounting policies followed are set forth in Note 1 to the 2005 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of commitments to extend credit were $31,570,051 and $25,580,877 at September 30, 2006 and December 31, 2005, respectively.

3.	Basic and diluted net income per shave have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

Basic earnings per common share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. During 2006 and 2005, there were no shares excluded due to antidilution.

Basic and diluted net income per shave have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for the 6-for-5 stock split effected during May 2006, as summarized below:

Index

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per share	1,681,290	1,679,890	1,681,290	1,679,813
Effect of dilutive stock options	140,448	121,710	135,495	123,493
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	1,821,738	1,801,600	1,816,785	1,803,306

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

The Company has two share-based compensation plans in effect at September 30, 2006; an employee based incentive plan and a non-incentive plan for directors. Options within both plans had fully vested prior to 2006. As a result, no stock-based compensation expense was recognized in the income statement during the period ended September 30, 2006.

A summary of the Company’s option plans as of and for the nine months ended September 30, 2006 is as follows:

Index

		Outstanding Options		Weighted
	Shares		Weighted	Average
	Available		Average	Remaining
	For Future	Number	Exercise	Contractual
	Grants	Outstanding	Price	Term
At December 31, 2005	3,145	225,223	$4.08	4.72
Exercised	-	-	-	-
Authorized	-	-	-	-
Forfeited	-	-	-	-
Granted	-	-	-	-
Outstanding September 30, 2006	3,145	225,223	$4.08	4.72
Exercisable September 30, 2006	-	225,223	$4.08	4.72

The aggregate intrinsic values of the outstanding and exercisable shares at September 30, 2006, respectively, are $2,008,989 and $2,008,989.

Had compensation costs for the Company’s stock option plans been determined using the fair value method in 2005, the Company’s pro forma net income would have been as follows:

	Three Months Ended 9/30/2005	Nine Months Ended 9/30/2005

Net income as reported	$387,432	$696,472
Less: Total stock-based employee
compensation expense determined
under fair value method for all awards, net of related tax effects	-	47,815
Pro forma net income	$387,432	$648,657
Net income per share:
As reported:

Basic	$0.23	$0.41
Diluted	$0.22	$0.39

Pro forma:

Basic	$0.23	$0.39
Diluted	$0.22	$0.36

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

During 2006, the Company continued its focus on improving asset quality, asset growth and expansion. Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality. During the period asset quality continued to demonstrate improvement. Non-performing assets decreased from $1,881,653 at December 31, 2005 to $1,073,481 at September 30, 2006. Net charge-offs for the period totaled $110,768 compared to $312,775 for the nine-month period ended September 30, 2005. Loans outstanding grew by 18% to $118,650,542 from December 31, 2005, which reflected improved economic conditions and increased business development efforts. Deposits increased 7% to $127,629,905. The increase was attributable to marketing campaigns, sales calls efforts, favorable interest rates and product development.

The Company increased its net interest income by 38% during the three-month period due to growth in net earning assets and an improved net interest margin. As a result of charge-offs and loan growth, the Company added $60,750 to the loan loss reserve compared to $47,615 during the comparable period in 2005. Service charges on deposits and other service fees and commissions remained relatively flat at $385,991. During the quarter, the Company realized $41,550 in losses from the sales of investment securities compared to $22,209 during same period in 2005. Bank of Asheville Mortgage Company, LLC posted net operating income of $22,760 during the quarter compared to $33,710 during 2005, of which $11,380 and $16,855 was the Company’s portion during 2006 and 2005, respectively. Non-interest expenses increased 13% primarily as a result of growth in loans, deposits, marketing, personnel, personnel expenses and expenses associated with opening a new branch during the latter part of September 2006.

Index

Net income totaled $592,770 and $387,432 for the quarters ended September 30, 2006 and 2005, respectively - an increase of 53%.

The Company increased its net interest income by 36% during the nine-month period due to growth in earning assets and an improved net interest margin. As a result of charge-offs and loan growth, the Company added $213,200 to the loan loss reserve compared to $400,770 during the comparable period in 2005. Service charges on deposits and other service fees and commissions remained relatively flat at $1,125,088. During the period, the Company realized $249,674 in losses from the sales of investment securities compared to $22,209 during same period in 2005. Bank of Asheville Mortgage Company, LLC posted net operating losses of $10,542 during the period compared to losses of $2,106 during 2005, of which $5,271 and $1,053 was the Company’s portion during 2006 and 2005, respectively. Non-interest expenses increased 5% primarily as a result of growth in loans, deposits, marketing, personnel and personnel expenses. Management monitors expenses closely and reviews each expense relative to the benefit provided.

Net income totaled $1,442,371 and $696,472 for the nine-month periods ended September 30, 2006 and 2005, respectively - an increase of 107%.

Index

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2006 COMPARED TO DECEMBER 31, 2005

During the period from December 31, 2005 to September 30, 2006, total assets increased $14,316,502 or 10%. This increase, reflected primarily in loans, resulted from an increase in deposits and borrowed funds.

Securities, federal funds sold and interest-bearing balances with other financial institutions at September 30, 2006 totaled $26,415,287 compared to $28,442,518 at December 31, 2005. Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system. This access grants the Company sources of funds for lending and liquidity. Investments in Federal Home Loan Bank stock to date total $616,800.

At September 30, 2006, the loan portfolio constituted 78% of the Company’s total assets. Loans increased $18,156,940 from December 31, 2005 to September 30, 2006. Improved economic conditions and business development efforts resulted in the 18% increase in loan growth. Management places a strong emphasis on loan quality. At September 30, 2006, management was not aware of any loan that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented a material credit about which management was aware of any information which caused management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms, except as disclosed as impaired loans.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $944,411, $901,556, and $1,792,486 at September 30, 2006 and 2005, and December 31, 2005, respectively. The average recorded balance of impaired loans for the nine months ended September 30, 2006 and 2005 totaled $1,458,483 and $1,347,414, respectively and $1,576,007 for the year end December 31, 2005. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $20,299 and $99,368 and $210,044 at September 30, 2006 and 2005, and December 31, 2005 respectively. For the nine-month periods ended September 30, 2006 and 2005, Weststar recognized interest income from impaired loans of approximately $3,620 and $14,980. See “Asset Quality” for discussion for an analysis of loan loss reserves.

Deposits increased $8,517,006 during the nine months ended September 30, 2006. The increase in deposits is primarily reflected in demand and time deposits. During the period, customers continued to shift funds from lower yielding NOW and money market demand accounts to time accounts, which have continued to pay increasingly higher rates due to the higher interest rate environment and competition. Time deposits increased $10,710,360, while NOW and money market accounts decreased $5,064,369 and $103,102, respectively. Demand deposit accounts increased $3,278,164 as a result of continued market penetration and branch expansion.

Short-term borrowings consisted of one advance from the FHLB, which totaled $3,550,000. The daily rate credit advance bears a variable rate of interest and matures on June 27, 2007; however, it can be repaid at any time without penalty.

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

The Company’s capital at September 30, 2006 to risk weighted assets totaled 14.42%. Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation. As of September 30, 2006, the Company’s capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2006 totaled $1,854,572 compared to $1,346,268 in 2005 primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing deposits. Because a significant portion of the Company’s loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest-bearing deposits, thus an increase in net interest margin during a rising rate environment. The Company’s net interest margins were approximately 4.95% and 4.04% for the quarters ended September 30, 2006 and 2005, respectively.

Weststar recorded a provision for loan losses of $60,750 and $47,615 for the quarters ended September 30, 2006 and 2005, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the September 30, 2006 and 2005 quarters totaled $372,815 and $416,530, respectively. The decrease in other income primarily reflects realized losses of $41,550 from the sales of securities during the period compared to $22,209 during the same period in 2005 and a $21,807 decrease in recoveries other than loans, which is carried in the category “Other” income. Lower yielding securities were sold with funds being reinvested into higher yielding securities. The Mortgage Company posted net operating income of $22,760 and $33,710 during the 2006 and 2005 periods, respectively, of which $11,380 and $16,855 was the Company’s portion during 2006 and 2005, respectively.

Other non-interest expense totaled $1,240,687 compared to $1,099,186 in 2005. This increase was primarily attributable to overall company growth to support loans and deposits. Professional fees decreased from $72,936 during 2005 to $47,606. The decrease parallels overall increase in asset quality and a reduction in accounting services related to documenting and testing the Company’s internal controls. Occupancy expense increased from $69,249 to $106,190, which reflects relocation from a temporary branch in September 2005 to a permanent location. Additionally, the Bank opened its fifth full-service branch during September 2006. Income before income tax provision totaled $925,950 and $615,997 for the quarters ended September 30, 2006 and 2005, respectively. Income tax provision totaled $333,180 and $228,565 for the quarters ended September 30, 2006 and 2005, respectively, which equated to an effective tax rate of 35.98% and 37.10%. The decrease in the effective tax rate resulted from increased tax exempt income generated from purchases of tax exempt municipal bonds. Net income totaled $592,770 and $387,432 for the quarters ended September 30, 2006 and 2005, respectively.

Index

Other comprehensive income (loss) totaled $449,599 and $(86,177) in 2006 and 2005, respectively. Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $1,042,369 and $301,255 for the quarters ended September 30, 2006 and 2005, respectively.

COMPARATIVE NINE MONTHS

Net interest income for the nine-month period September 30, 2006 totaled $5,089,766 compared to $3,748,157 in 2005 primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing deposits. Because a significant portion of the company’s loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest-bearing deposits, thus an increase in net interest margin during a rising rate environment as was experienced during the nine-month period. The Company’s net interest margins were approximately 4.83% and 3.92% for the periods ended September 30, 2006 and 2005, respectively.

Weststar recorded a provision for loan losses of $213,200 and $400,770 for the nine months ended September 30, 2006 and 2005, respectively. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the September 30, 2006 and 2005 periods totaled $905,130 and $1,129,652, respectively. The decrease in other income primarily reflects realized losses of $249,674 from the sales of securities during the period compared to $22,209 during the same period in 2005. Lower yielding securities were sold with funds being reinvested into higher yielding securities. Service charges, fees and commissions increased from $1,100,305 to $1,125,088 or 2%. The increase resulted from increased volume in services charge related services such as overdraft charges, brokerage fee and commissions, and credit card commissions. The Mortgage Company posted net operating losses of $10,542 and $2,106 during the 2006 and 2005 periods, respectively, of which $5,271 and $1,053 was the Company’s portion during 2006 and 2005, respectively. Other income decreased $17,622 primarily attributable to a large recovery other than loans that occurred during 2005.

Other non-interest expense totaled $3,549,078 compared to $3,373,057 in 2005. This increase was primarily attributable to overall company growth to support loans and deposits and branch expansions. Professional fees decreased from $232,744 during 2005 to $152,249. The decrease parallels overall improvement in asset quality and a reduction in accounting services related to documenting and testing the Company’s internal controls. Net expenses from foreclosed properties totaled $91,332 during 2005 compared to net revenue of $202 during 2006. Write-downs on foreclosed assets totaled $66,873 for 2005 as compared to $0 for 2006. Other expenses increased $29,183 primarily attributable to sustaining a loss on a fraudulent check deposit with the Bank. Income before income tax provision totaled $2,232,618 and $1,103,982 for the periods ended September 30, 2006 and 2005, respectively. Income tax provision totaled $790,247 and $407,510 for the periods ended September 30, 2006 and 2005, respectively, which equated to an effective tax rate of 35.40% and 36.91%. The decrease in the effective tax rate resulted from increased tax exempt income generated from purchases of tax exempt municipal bonds. Net income totaled $1,442,371 and $696,472 for the periods ended September 30, 2006 and 2005, respectively.

Other comprehensive income (loss) totaled $300,001 and $(153,819) in 2006 and 2005, respectively. Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $1,742,372 and $542,653 for the periods ended September 30, 2006 and 2005, respectively.

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

The Company uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any commitments to enter into those transactions. The Company monitors interest sensitivity by means of computer models that incorporate the current volumes, average rates, scheduled maturities and payments and repricing opportunities of asset and liability portfolios. Using this information, the model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, the Company assumes no growth in its balance sheet, because to do so could have the effect of

Index

distorting the balance sheet’s sensitivity to changing interest rates. The Company simulates the effects of interest rate changes on its earnings by assuming no change in interest rates as its base case scenario and either (1) gradually increasing or decreasing interest rates by over a twelve-month period or (2) immediately increasing or decreasing interest rates by 25%, .50%, 1% and 2%. Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

	TERMS TO REPRICING AT SEPTEMBER 30, 2006
	1-90 Days	91-180 Days	181-365 Days	Total One Year	Non- Sensitive	Total
Interest-earning assets:
Interest bearing deposits	$349,222			$349,222		$349,222
Federal funds sold	355,000			355,000		355,000
Investment securities	1,199,819	$699,819	$1,899,638	3,799,276	$22,105,727	25,905,003
Federal Home Loan Bank stock	616,800	-	-	616,800	-	616,800
Loans (1)	90,921,049	3,964,332	5,185,203	100,070,584	17,642,654	117,713,238
Total interest-earning assets	93,441,890	4,664,151	7,084,841	105,190,882	39,748,381	144,939,263

Interest-bearing liabilities:
Time deposits	12,836,975	15,803,903	18,313,278	46,954,156	7,317,866	54,272,022
All other deposits	44,915,254	-	-	44,915,254	-	44,915,254
Short-term debt	3,550,000	-	-	3,550,000	-	3,550,000
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	65,426,229	15,803,903	18,313,278	99,543,410	11,317,866	110,861,276

Interest sensitivity gap	$28,015,661	$(11,139,752)	$(11,228,437)	$(5,647,472)	$28,430,515
Cumulative interest sensitivity
Gap	$28,015,661	$16,875,909	$5,647,472
Cumulative ratio of interest -
earning assets as a percent
of interest sensitive liabilities	142.8%	29.5%	38.7%	105.7%

(1) Non-accrual loans have been excluded.
Weststar has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities, when considering the total one year horizon.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at September 30, 2006 and 2005, and December 31, 2005 was $1,862,809, $1,696,361 and $1,760,377 or 1.57%, 1.80% and 1.75%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .14%, .47% and .35% during the periods ended September 30, 2006 and 2005, and December 31, 2005, respectively. During the period, loan quality demonstrated significant improvement over September 30, 2005 and December 31, 2005. At September 30, 2006, nonperforming loans dropped to .79% of gross loans outstanding compared to 1.75% at December 31, 2005 and 1.89% at September 30, 2005. In light of the sustained improvement in asset quality, the loan loss reserve was reduced from 1.75% of gross loans outstanding at December 31, 2005 to 1.57% of gross loans outstanding at September 30, 2006.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the nine months ended September 30, 2006 and 2005, and for the year ended December 31, 2005.

Summary of Allowance for Loan Losses

	For the nine months		For the year ended
	ended September 30,		December 31,
	2006	2005	2005
Balance, beginning of period	$1,760,377	$1,608,366	$1,608,366
Charge-offs:
Commercial, financial and agricultural	(119,204)	(188,365)	(207,106)
Real estate:
Construction	-	-	-
Mortgage	(14,161)	(129,401)	(129,401)
Consumer	(26,323)	(24,948)	(33,339)
Total charge-offs	(159,688)	(342,714)	(369,846)
Recoveries
Commercial, financial and agricultural	20,149	9,707	28,488
Real estate:
Construction	-	-	-
Mortgage	6,483	-	-
Consumer	22,288	20,232	27,099
Total recoveries	48,920	29,939	55,587
Net (charge-offs) recoveries	(110,768)	(312,775)	(314,259)
Provision charged to operations	213,200	400,770	466,270
Balance, end of period	$1,862,809	$1,696,361	$1,760,377

Percentage of net charge-offs to
average loans	.14%	.47%	.35%
Percentage of allowance to
period-end loans	1.57%	1.80%	1.75%

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

Index

REGULATORY CAPITAL

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2006
Total Capital (to Risk Weighted Assets)
Consolidated	$18,021	14.42%	$10,000	8.00%	$12,500	10.00%
Bank	$17,144	13.75%	$9,977	8.00%	$12,471	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$16,455	13.16%	$5,000	4.00%	$7,500	6.00%
Bank	$15,581	12.49%	$4,988	4.00%	$7,483	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$16,455	10.78%	$6,105	4.00%	$7,631	5.00%
Bank	$15,581	10.23%	$6,094	4.00%	$7,617	5.00%

LIQUIDITY

Maintaining adequate liquidity, while managing interest rate risk, is the primary goal of Weststar’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Loan repayments, deposit growth, federal funds purchased and borrowings from the Federal Home Loan Bank are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans and to make investments.

As of September 30, 2006 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $4.7 million, which represents 3.0% of total assets and 3.7% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $10.7 million. At September 30, 2006, outstanding commitments to extend credit and available lines of credit were $31.6 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 42.5% of Weststar’s total deposits at September 30, 2006. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 14.7% of the Company’s total deposits at September 30, 2006. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

Recent Accounting Pronouncements

FIN 48
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements;, requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance among other provision. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

FAS 155
SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. The statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

FAS 157
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large locks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

Index

SAB 108
In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. We currently believe that the adoption of SAB No. 108 will not have a material impact on our consolidated financial statements (or revise if adoption will have a material impact - registrants should understand what their prior year audit differences were in order to evaluate impact of this standard).

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

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: November 10, 2006	By:	/s/ G. Gordon Greenwood
G. Gordon Greenwood
President and Chief Executive Officer

Date: November 10, 2006	By:	/s/ Randall C. Hall
Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer