Form 10KSB
period 2006-12-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2007-03-07
CIK 1106181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File Number: 000-30515

WESTSTAR FINANCIAL SERVICES CORPORATION
(Exact Name of Registrant as specified in its charter)

NORTH CAROLINA
(State of Incorporation)

56-2181423
(I.R.S. Employer Identification No.)

79 Woodfin Place

Asheville, North Carolina 28801
(Address of Principal Executive Office)

(828) 252-1735
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant’s revenues for the year ended December 31, 2006 were $12,533,733.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 21, 2006 was approximately $24,897,892.

The number of shares of the Registrant’s Common Stock outstanding on December 31, 2006 was 1,682,290.

Documents Incorporated by Reference:

PART III: Definitive Proxy Statement dated March 9, 2007 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 for the 2007 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

FORM 10-KSB CROSS-REFERENCE INDEX

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Weststar Financial Services Corporation provides these documents by mail upon request.

Index

PART I
ITEM 1: DESCRIPTION OF BUSINESS

General

Weststar Financial Services Corporation (the “Registrant” or the “Company”) is a bank holding company formed in April 2000 to own all of the common stock of The Bank of Asheville (the “Bank”), a North Carolina-chartered bank that opened for business as a community bank in Asheville, Buncombe County, North Carolina in December 1997. On October 8, 2003, the Company formed Weststar Financial Services Corporation I (the “Trust”), a Delaware statutory trust. The Trust has no operations subsequent to its formation in 2003 other than the issuance of trust preferred securities. At this time, the Company does not engage in any business activities on its own. It only owns the Bank, which engages in the commercial banking business, and the Trust, which was the legal entity formed for its issuance of $4.0 million in trust preferred securities in 2003. On October 19, 2004, the Company formed Bank of Asheville Mortgage Company, LLC, a mortgage broker, of which the Company owns 50% interest.

Primary Market Area

The Registrant’s market area consists of Asheville, Buncombe County, North Carolina and surrounding areas. Buncombe County is part of the Asheville Ranally Metropolitan area. Asheville is the county seat and the industrial center of Buncombe County with a population of approximately 69,300. In addition, Asheville is the commercial hub for several other prosperous towns in Buncombe County, including Arden, Biltmore Forest, Black Mountain, Montreat, Skyland, Weaverville and Woodfin. The total population of Buncombe County is 217,500. Statistics are the latest issued by the Asheville Metro Business Research Center.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to a long history of statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. In Buncombe County as of June 30, 2006 (the latest date for which statistics are available) there were 80 offices of 16 different commercial and savings banks (including the largest banks in North Carolina), as well as offices of credit unions and various other entities engaged in the extension of credit; the Registrant accounted for 3.57% of total deposits held by commercial banks and savings banks in Buncombe County.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of Registrant’s competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks, which has heightened the competition among banks in North Carolina.

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

Employees

The Bank currently employs 48 full-time equivalent employees. Registrant does not have any officers or employees who are not also officers or employees of the Bank. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

Index

THE BANK HOLDING COMPANY ACT. The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is required to register as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of any bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

STATE LAW. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and acquisitions of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

DEPOSIT INSURANCE. As a member institution of the FDIC, the Bank’s deposits are insured up to a maximum of $100,000 per depositor through the Deposit Insurance Fund (“DIF”), administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The DIF assessment rates vary based on institution’s capital position and other supervisory factors.

CAPITAL REQUIREMENTS. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock, minority interests in certain equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions and restricted core capital elements, including trust preferred securities. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2006, the Company was classified as “well-capitalized” with Tier 1 and Total Risk - Based Capital of 13.37% and 14.62%, respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s IRR management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the heading “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Registrant to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

Index

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•	the establishment of uniform accounting standards by federal banking agencies,

•
the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

•	additional grounds for the appointment of a conservator or receiver, and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

MISCELLANEOUS. The dividends that may be paid by Registrant are subject to legal limitations. The Bank is the only source of dividends that may be paid by the Registrant. In accordance with North Carolina banking law, dividends may not be paid by the Bank unless its capital surplus is at least 50% of its paid-in capital.

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

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 allows a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies. The Registrant has elected not to register as a financial holding company.

Index

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant’s operations.

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

ITEM 2: DESCRIPTION OF PROPERTY

The following table sets forth the location of the Registrant’s offices as of December 31, 2006.

		APPROX.
	YEAR	SQUARE
OFFICE LOCATION	OPENED	FOOTAGE	OWN/LEASE

Main Office
79 Woodfin Place	1997	10,000	Own
Asheville, NC

Candler Office
6 Dogwood Road	1999	1,900	Own building,
Candler, NC			lease land

Leicester Highway Office	2000	2,500	Own building,
349 New Leicester Highway			lease land
Asheville, NC

South Asheville Office	2003	2,629	Lease
1985 Hendersonville Highway
Asheville, NC

Reynolds Office	2006	3,212	Lease
199 Charlotte Highway
Asheville, NC

ITEM 3: LEGAL PROCEEDINGS

There were no known current or pending proceedings as of December 31, 2006.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Summary

Weststar Financial Services Corporation stock is traded on the Over-The-Counter Bulletin Board under the symbol “WFSC.” There were 1,682,290 shares outstanding at December 31, 2006 owned by approximately 800 shareholders.

During 2006, 310,740 shares of the Company’s common stock were traded. The closing price of the stock on December 31, 2006 was $16.50.

Index

The following table represents stock prices during the trading periods.

2006	1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.
High	$11.67	$15.00	$14.09	$16.50
Low	$8.42	$11.46	$12.00	$12.50
Close	$11.46	$14.00	$13.00	$16.50

2005	1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.
High	$12.50	$10.63	$9.79	$9.79
Low	$9.09	$9.17	$8.75	$8.33
Close	$9.70	$9.17	$9.38	$9.33

No cash dividends were paid in 2006 or 2005. A 20% stock dividend effected in the form of a 6-for-5 stock split was paid to shareholders in May 2006 and January 2005. Stock prices in the table above have been adjusted to reflect the stock dividends.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
908.497.2300 or 800.368.5948

Shareholder Information

For information, contact Randall C. Hall, Executive Vice President and Secretary, Weststar Financial Services Corporation, 79 Woodfin Place, Asheville, North Carolina, 28801 or rhall@bankofasheville.com.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 3:00 p.m., Tuesday, April 17, 2007, at the Renaissance Asheville Hotel, One Thomas Wolfe Plaza, Asheville, North Carolina.

Independent Auditors

Dixon Hughes PLLC, 6525 Morrison Boulevard, Suite 516, Charlotte, NC 28211-3563

See Item 11 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-B.

Index

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS

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

EXECUTIVE OVERVIEW

During 2005, the Company focused significant attention on improving asset quality, asset growth and expansion within its markets. Management emphasized prudent underwriting standards, expanded periodic reviews of loans of $100,000 or more, and enhancement of its loan quality monitoring systems. Net charge-offs during 2006 totaled $160,942 compared to $314,259 during 2005. Non-performing assets totaled $1,081,910 and $1,881,653 at December 31, 2006 and 2005, respectively. Loans outstanding grew by $21,970,118 or 22% to $122,463,720 from December 31, 2005 to December 31, 2006. Management balanced loan growth through liquidity by maintaining approximately 17% of the Company’s assets in the investment portfolio, which totaled $26,241,010 at December 31, 2006.

The Company held deposit market share in Buncombe County of approximately 3.6% as of June 30, 2006, according to the latest Federal Deposit Insurance Corporation statistics. From December 31, 2005 to December 31, 2006 the Company’s deposits grew to $134,871,081 - an increase of 13%. During 2006, rate sensitive customers continued shifting funds from lower interest paying NOW and money market demand accounts into time deposit accounts, which bear higher interest rates, as interest rates increased throughout the year.

During September 2006, the Company opened its fifth full-service office in Buncombe County. This office, known as the Reynolds office, is located approximately five miles from the Bank’s main office and extends the service area further east.

The Company increased its average interest rate spread from 3.6% to 4.2% during 2006, which combined with net earning asset growth, resulted in a 34% increase in net interest income during 2006. As a result of improvements over historic charge-offs, loan growth and a significant improvement in nonperforming assets, the Company added $284,645 to its allowance for loan losses compared to $466,270 in 2005. Non-interest income increased $80,153 primarily as a result of overall growth in deposit accounts bearing service charges. The Mortgage Company posted net operating income of $1,620 during 2006 of which $810 was the Company’s portion compared to a loss of $15,748 during 2005 of which $7,874 was the Company’s portion. Securities losses totaled $249,674 during 2006 compared to $92,012 during 2005. Non-interest expenses totaled $4,914,727 and $4,464,811 in 2006 and 2005, respectively. Operating expenses increased as a result of opening a new branch at 199 Charlotte Highway in Buncombe County and increased expenses associated with supporting loan and deposit growth. Management monitors expenses closely and reviews each expense relative to the benefit provided. Net income totaled $2,062,732 in 2006 compared to $1,078,751 in 2005 - a 91% increase. Comprehensive income, which is the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders, net of tax totaled $2,374,992 and $779,057 in 2006 and 2005, respectively.

Index

RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2006 compared to the year ended December 31, 2005.

2006 COMPARED TO 2005

Net income for 2006 totaled $2,062,732 compared to $1,078,751 in 2005 or $1.13 and $.60 per diluted share for 2006 and 2005, respectively. The return on average assets and equity, respectively, was 1.39% and 17.68% for 2006 compared to .81% and 10.67% in 2005. The increase in net income was primarily attributable to increased net interest income.

Interest income, the primary source of revenue for the Company, was derived from interest-earning assets such as loans, investments and federal funds sold. The rate earned on interest-earning assets and dollar volume of the interest-earning assets drive interest income. Interest income totaled $11,170,672 for the year ended December 31, 2006 compared to $7,726,454 in 2005. Growth in the average balance of interest-earning assets increased from $126,289,051 to $141,733,983 or 12% and was complemented by a 180 basis point increase in the rate on interest-earning assets, which resulted in increased interest income. Interest expense, derived from interest-bearing liabilities such as deposits and borrowed funds, totaled $4,195,951 in 2006 compared to $2,538,483 in 2005. The increase in interest expense was primarily attributable to higher interest rates during 2006 and growth in interest-bearing liabilities. The average balance of interest-bearing liabilities grew from $98,416,429 in 2005 to $109,178,499 in 2006 or 11%, while the cost of funds increased 120 basis points.

As a result of improvements in historic charge-offs, loan growth and a significant improvement in nonperforming assets, the Company added $284,645 to its allowance for loan losses compared to $466,270 in 2005. Charge-offs, net of recoveries, totaled $160,942 for 2006 compared to $314,259 for 2005. Nonperforming assets totaled $1,081,190 at the end of 2006 compared with $1,881,653 at the end of 2005.

Other income totaled $1,363,061 in 2006 compared to $1,431,886 in 2005. Service charge fees on deposit accounts and other fees and commissions earned account for the majority of non-interest income. During 2006, the Company earned $1,194,696 from service charges on deposit accounts compared to $1,183,798 in 2005. The increase resulted from overall growth in deposit accounts bearing service charges. Other service fees and commissions totaled $310,528 in 2006 compared to $287,568 in 2005. The increase was primarily a result of increased fees from Visa, Master Card and ATM interchange fees, which totaled $183,657 and $160,366 for 2006 and 2005, respectively. The Mortgage Company posted net income of $1,620 during 2006 of which $810 was the Company’s portion compared to an operating loss of $15,748 during 2005 of which $7,874 was the Company’s portion.

The Company sold investment securities during 2006 and 2005, which resulted in realized losses of $249,674 and $92,012, respectively. Sales resulted from portfolio repositioning due to increased market rates.

Other income, primarily the fees from the sales of checks and deposit slips and recoveries other than loans, provided additional income of $106,701 in 2006 compared to $60,406 in 2005.

Other expenses totaled $4,914,727 in 2006 compared to $4,464,811 in 2005. Expenses increased as a result of increased personnel expense, increased supplies expense to process the Bank’s growth in loans and deposits, increased marketing expenses related to growth and expenses associated with opening a new full-service banking location during the latter part of 2006. Salaries and benefits accounted for $2,398,631 in 2006 or 49% of other expenses compared to $2,140,632 or 48% in 2005. Equipment expenses totaled $396,816 in 2006 compared to $373,560 in 2005. Net expenses associated with foreclosures totaled $28,324 during 2006 compared to $101,937 during 2005. Other non-interest expenses of $2,090,956 in 2006 compared to $1,848,682 in 2005 included sundry items such as marketing, accounting, occupancy, and insurance. The Company evaluates the cost of each expense based upon the value generated.

NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits) represents the most significant portion of the Company’s earnings. It is management’s on-going policy to maximize net interest income, while maintaining an acceptable level of risk. Net interest income totaled $6,974,721 and $5,187,971 for 2006 and 2005, respectively, representing an increase of 34% for 2006 over 2005. Interest rate spreads have been at least 3.6% over the last two years. The Company continues efforts to maximize this spread by management of both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income/expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last two years.

Index

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
For the Years Ended December 31,

		2006 Average			2005 Average
	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Cost	Expense	Balance	Cost	Expense

ASSETS:
Loans (1)	$111,294,892	8.8%	$9,836,640	$90,595,910	7.2%	$6,561,312
Taxable securities (2)	18,758,635	4.6%	854,377	22,908,714	3.4%	773,225
Non-taxable securities (3)	8,371,136	5.8%	317,439	2,720,871	5.2%	92,723
Federal funds sold	2,125,593	5.0%	106,097	8,888,644	3.0%	267,622
Interest-bearing deposits	1,183,727	4.7%	56,119	1,174,912	2.7%	31,572
Total interest-earning assets	141,733,983	8.0%	11,170,672	126,289,051	6.2%	7,726,454
All other assets	6,426,702			6,160,463
Total assets	$148,160,685			$132,449,514

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$99,429,058	3.6%	3,562,555	$90,175,827	2.3%	2,092,944
Short-term borrowings	1,625,441	5.4%	87,335	1,004,273	1.8%	17,739
Long-term debt	8,124,000	6.7%	546,061	7,236,329	5.9%	427,800
Total interest-bearing liabilities	109,178,499	3.8%	4,195,951	98,416,429	2.6%	2,538,483
Other liabilities	27,315,190			23,918,497
Shareholders’ equity	11,666,996			10,114,588
Total liabilities and shareholders’ equity	$148,160,685			$132,449,514

Net yield on earning-assets and net interest income (4)		5.0%	$6,974,721		4.2%	$5,187,971
Interest rate spread (5)		4.2%			3.6%

(1)	Nonaccrual loans have been included.
(2)	Includes investment in Federal Home Loan Bank.
(3)	Yields on tax-exempt investments have been adjusted to the tax equivalent basis using 34%.
(4)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.
(5)	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

Interest and Rate/Volume Variance
For the Years Ended December 31,

	2006 Compared to 2005			2005 Compared to 2004
	Volume (1)	Rate(1)	Total	Volume (1)	Rate (1)	Total
Interest-bearing deposits in other banks	$328	$24,219	$24,547	$27,990	$(7,341)	$20,649
Investment securities	38,860	267,008	305,868	139,303	68,880	208,183
Federal funds sold	(270,598)	109,073	(161,525)	(29,952)	155,518	125,566
Loans	1,664,276	1,611,052	3,275,328	763,333	572,340	1,335,673
Increase in interest income	$1,432,866	$2,011,352	$3,444,218	$900,674	$789,397	$1,690,071

Interest-bearing deposits	$273,155	$1,196,456	$1,469,611	$116,156	$708,812	$824,968
Borrowings	89,801	98,056	187,857	90,308	133,122	223,430
Increase in interest expense	$362,956	$1,294,512	$1,657,468	$206,464	$841,934	$1,048,398

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variance.

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS
(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields

Index

and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2006, such unfunded commitments to extend credit were $30,044,210.

Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships, limited liability companies or trusts. However, the Bank had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2006, payments due under such operating lease arrangements were $216,930, $184,530, $184,530, $184,530 and $188,280 in 2007 through 2011, respectively.

Liquidity requirements of the Company are met primarily through two categories of funds. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit. The Company considers these to be a stable portion of the Company’s liability mix and results of on-going stable commercial and consumer banking relationships. At December 31, 2006 and 2005, core deposits totaled $116,123,708 or 86%, and $105,872,861 or 89%, respectively, of the Company’s total deposits.

The other principal methods of funding utilized by the Company are through large denomination certificates of deposit, federal funds purchased and other short-term and long-term borrowings. Upstream correspondent banks, including the Federal Home Loan Bank of Atlanta, have made available to the Company lines of credit of approximately $14.7 million. Funding can also be borrowed from the Federal Reserve Bank’s discount window. Funds borrowed from the Federal Reserve Bank are based upon a percentage of the underlying collateral. The Company has incurred limited need to borrow from the Federal Reserve Bank; as a result no securities have been allocated to secure borrowings. The Company’s policy is to emphasize core deposit growth rather than purchased or brokered liabilities as the cost of these funds is greater.

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

As a part of its interest rate risk management policy, the Company calculates an interest rate “gap.” Interest rate “gap” analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The “gap” is the difference between the amounts of such assets and liabilities that are subject to repricing. A “positive” gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities, and its net interest income should be negatively affected. Conversely, the cost of funds for an institution with a positive gap would generally be expected to increase more slowly than the yield on its assets in a rising interest rate environment, and such institution’s net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a “negative” gap.

The majority of the Company’s deposits are rate-sensitive instruments with rates which tend to fluctuate with market rates. These deposits, coupled with the Company’s short-term time deposits, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company’s asset/liability position. The Company’s policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company’s deposit base is not generally subject to volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or

Index

relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

Interest-bearing liabilities and the loan portfolio are generally repriced to current market rates. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as the market rates change. Because most of the Company’s loans are at variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates.

The Company uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any commitments to enter into those transactions. The Company monitors interest sensitivity by means of computer models that incorporate the current volumes, average rates, scheduled maturities and payments and repricing opportunities of asset and liability portfolios. Using this information, the model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, the Company assumes no growth in its balance sheet, because to do so could have the effect of distorting the balance sheet’s sensitivity to changing interest rates. The Company simulates the effects of interest rate changes on its earnings by assuming no change in interest rates as its base case scenario and either (1) gradually increasing or decreasing interest rates by over a twelve-month period or (2) immediately increasing or decreasing interest rates by .25%, .50%, 1% and 2%. Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In addition, the table reflects scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

INTEREST RATE SENSITIVITY (GAP ANALYSIS)
DECEMBER 31, 2006

	1 - 90	91 - 180	181 - 365	Total	Non-
	Days	Days	Days	One Year	Sensitive	Total

Interest-earning assets:
Interest bearing deposits	$512,438	$-	$-	$512,438	$-	$512,438
Investment securities	1,134,512	634,572	2,269,144	4,038,228	22,376,772	26,415,000
Federal Home Loan
Bank stock	457,000	-	-	457,000	-	457,000
Loans (1)	95,825,346	3,024,424	3,984,146	102,833,916	18,654,614	121,488,530
Total interest-earning assets	97,929,296	3,658,996	6,253,290	107,841,582	41,031,386	148,872,918

Interest-bearing liabilities:
Time deposits	21,342,577	19,645,394	9,032,918	50,020,889	8,863,475	58,884,364
All other deposits	48,523,000	-	-	48,523,000	-	48,523,000
Short-term borrowings	306,000	-	-	306,000	-	306,000
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	74,295,577	19,645,394	9,032,918	102,973,889	12,863,475	115,837,364

Interest sensitivity gap	$23,633,719	$(15,986,398)	$(2,779,628)	$4,867,693
Cumulative interest
sensitivity gap	$23,633,719	$7,647,321	$4,867,693
Interest-earning assets
as a percent of interest
sensitive liabilities	131.8%	18.6%	69.2%	104.7%

(1) Nonaccrual loans have been excluded.

Index

The Company has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities for the total one year gap.

The following table presents the maturity distribution of the Company’s loans by type, including fixed rate loans.

MATURITIES AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST RATES
AS OF DECEMBER 31, 2006

	Within	One to	Five
	One	Five	Years or
	Year	Years	More

Commercial, financial and agricultural	$19,514,920	$3,215,092	$588,845
Real estate - mortgage	49,634,751	14,507,134	3,192,535

Predetermined rate, maturity
greater than one year	-	17,722,226	3,781,380
Variable rate or maturing within
one year	69,149,671	-	-

The Company paid an average rate of 3.6% on interest-bearing deposits during 2006 compared to 2.3% during 2005. Significant growth in deposits came from interest-bearing accounts. As interest rates demonstrated signs of increase during the period, customers continued shifting funds from lower rate bearing NOW and money market accounts to higher yielding time deposits. Interest-bearing deposits increased $13,458,930 to $107,407,364. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company’s management continuously monitors market pricing, competitor rates, and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing overall profit management. The daily average amounts of deposits of the Company are summarized below.

Average Deposits
For the Year Ended December 31, 2006

Non-interest bearing deposits	$26,152,829
Interest-bearing	99,429,058
Total	$125,581,887

The above table includes deposits of $100,000 or more, which at December 31, 2006 totaled $18,747,373. The table below presents the maturities of deposits of $100,000 or more.

Maturities of Time Deposits of $100,000 or More
December 31, 2006
Greater
	Within	Within	Within	Than
	Three	Six	Twelve	One
	Months	Months	Months	Year

Time deposits of $100,000 or more	$8,140,422	$7,281,709	$3,114,829	$210,413

CAPITAL RESOURCES

As of December 31, 2006 and 2005, the Company’s ratio of total capital to risk-adjusted assets was 14.62%, and 15.33%, respectively. Average capital to average assets totaled 7.87% and 7.64% at December 31, 2006 and 2005, respectively. The Company remains well capitalized and fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company’s liquidity, capital resources or operations.

As of December 31, 2006, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

Index

		Trust		Junior
		Preferred		Subordinated
	Date of	Securities	Interest	Debt Owed	Final Maturity
	Issuing Entity	Issuance	Outstanding	Rate	To Trust	Date

Weststar Financial Ser-
vices Corporation I 10/10/2003	$4,000,000	Floating	-	10/07/2033
Weststar Financial Ser-
vices Corporation	10/10/2003	-	Floating	$4,124,000	10/07/2033

The Company owns all of the common stock of the Trust, which has issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.

The trust preferred securities bear a rate of LIBOR plus 315 basis points and pay dividends quarterly. The rate is subject to quarterly resets. The Company’s source of funds for the required interest payments is derived from dividends paid by the Bank. The trust preferred securities mature 30 years from the original date of issuance, and are callable 5 years from the date of issuance. At this time, there are no plans to call the securities.

The Company used funds from the trust preferred securities to inject approximately $3.8 million of capital into the Bank during 2003. Additional capital allows the Bank to support growth within its existing offices and through opening additional offices within its market. Shortly after the issuance of the trust preferred securities, the Bank opened its fourth full-service banking office in Buncombe County and another during 2006.

LOANS

The Company makes loans within its market area, defined as Asheville and Buncombe County, North Carolina. It makes both commercial and consumer loans. Total loans outstanding at December 31, 2006 and 2005 were $122,463,720 and $100,493,602, respectively. The Company places emphasis on consumer loans and commercial loans to small businesses and professionals. The Company has a diversified loan portfolio with no concentration to any one borrower or industry. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

LOANS
December 31,

	2006		2005		2004		2003		2002
		% of		% of		%of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
LOANS
Real estate -
Construction	$30,224,993	25%	$19,350,978	19%	$11,470,223	13%	$8,372,934	11%	$12,334,543	18%
Mortgage	67,334,420	55%	59,187,153	59%	51,633,458	61%	46,014,134	61%	37,214,677	55%
Commercial, financial and
agricultural	23,318,857	19%	19,635,598	19%	20,162,307	24%	18,603,317	25%	16,367,306	24%
Consumer	1,851,043	1%	2,531,935	3%	1,747,694	2%	1,909,709	3%	2,188,840	3%
Total loans	122,729,313	100%	100,705,664	100%	85,013,682	100%	74,900,274	100%	68,105,366	100%
Deferred originations fees, net	(265,593)		(212,062)		(161,612)		(147,208)		(127,387)
Total loans, net of deferred fees	$122,463,720		$100,493,602		$84,852,070		$74,753,066		$67,977,979

Index

NONPERFORMING ASSETS
December 31,

	2006	2005	2004	2003	2002

NONPERFORMING ASSETS
Nonaccrual loans	$975,190	$1,754,653	$2,567,816	$2,145,772	$1,079,750
Other real estate owned	106,000	127,000	401,345	1,145,186	724,986
Repossessions	-	-	42,241	121,783	67,204

Total	$1,081,190	$1,881,653	$3,011,402	$3,412,741	$1,871,940

Real estate loans comprised 80% of the portfolio in 2006 compared to 78% in 2005. Commercial loans comprised 19% of the portfolio in 2006 and 2005, while consumer loans comprised 1% in 2006 compared to 3% in 2005. Commercial loans of $23,185,857, consumer loans of $1,851,043 and real estate mortgage loans of $67,334,420 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business. Real estate construction loans of $30,224,993 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally are issued at then current market rates and have fixed expiration dates of 1 year or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit was $30,044,210 and $25,580,877 at December 31, 2006 and 2005, respectively.

Any loans classified by regulatory examiners as loss, doubtful, substandard or special mention that have not been disclosed hereunder, or under “loans” or “Asset Quality” narrative discussions do not (i) represent or result from trends or uncertainties that management expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $980,646 and $1,792,486 at December 31, 2006 and 2005, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $3,000 and $210,044 at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005 was $1,320,500 and $1,576,007, respectively. For the years ended December 31, 2006 and 2005, the Company recognized interest income from impaired loans of $5,270 and $3,451, respectively.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. The allowance for loan losses at December 31, 2006 and 2005 was $1,884,080 and $1,760,377 or 1.54% and 1.75%, respectively, of gross loans outstanding. The ratio of net charge-offs to average loans outstanding was .14% and .35% during 2006 and 2005, respectively. Primarily because of a recessionary economy, charge-offs in 2003 and 2002 exceeded that of prior historical experiences.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

	2006	2005	2004	2003	2002

Balance at beginning of year	$1,760,377	$1,608,366	$1,174,003	$1,020,198	$978,467
Loans charged-off:
Commercial, financial and agricultural	(163,191)	(207,106)	(579,930)	(1,075,792)	(568,710)
Real estate:
Construction	-	-	-	- (127,810)
Mortgage	(14,160)	(129,401)	(48,000)	(157,142)	(33,574)
Consumer	(41,104)	(33,339)	(69,682)	(124,680)	(159,471)
Total charge-offs	(218,455)	(369,846)	(697,612)	(1,357,614)	(889,565)
Recoveries of loans previously charged -off:
Commercial, financial and agricultural	22,538	28,488	73,054	71,942	19,753
Real estate:
Construction	-	-	-	-	1,531
Mortgage	-	-	25,000	-	13,322
Consumer	34,975	27,099	23,621	33,677	18,770
Total recoveries	57,513	55,587	121,675	105,619	53,376
Net charge-offs	(160,942)	(314,259)	(575,937)	(1,251,995)	(836,189)
Provision for loan losses	284,645	466,270	1,010,300	1,405,800	877,920
Balance at end of year	$1,884,080	$1,760,377	$1,608,366	$1,174,003	$1,020,198

Ratio of net charge-offs during the year to
average loans outstanding during the year	.14%	.35%	.72%	1.82%	1.26%

Sustained improvements in economic conditions, asset quality and charge-offs have justified a lower percentage loan loss reserve at the end of 2006. Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance. Based upon this analysis, management believes the allowance is adequate to support current loans outstanding. Management has continued its in-depth underwriting analysis, training and loan monitoring.

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

During 2006, there were no changes in the estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses. Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers affect the assessment of the allowance.

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

Index

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

December 31,
	2006		2005		2004		2003		2002
		% of		%of		%of		%of		%of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate	$1,443,604	80%	$1,350,460	78%	$1,139,769	74%	$863,606	72%	$690,842	73%
Commercial, financial
and agricultural	401,777	19%	341,925	19%	388,559	24%	267,584	25%	287,860	24%
Consumer	38,699	1%	67,992	3%	54,528	2%	3,722	3%	19,184	3%
Unallocated	-	-	-	-	25,510	-	19,091	-	22,312	-
Total allowance	$1,884,080	100%	$1,760,377	100%	$1,608,366	100%	$1,174,003	100%	$1,020,198	100%

INVESTMENT SECURITIES

At December 31, 2006 and 2005, securities carried at market value totaled $26,241,010 and $27,824,748, respectively, with amortized costs of $26,415,000 and $28,506,889, respectively. All investment securities are available for sale. Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors.

MATURITIES AND YIELDS OF DEBT SECURITIES

December 31, 2006
Available for sale: (1)
	Amortized
TYPE	Cost	Yield (2)
U.S. Government agencies - within 1year	$1,500,000	3.9%

Mortgage-backed securities - within 1 to 5 years	2,897,219	3.8%
Municipal bonds - due within 1 to 5 years	557,215	5.0%
Total - within 1 to 5 years	3,454,434	4.0%

U.S. Government agencies - within 5 to 10 years	3,421,665	5.4%
Mortgage-backed securities - within 5 to 10 years	2,761,099	4.1%
Municipal bonds - within 5 to 10 years	727,973	5.0%
Total - within 5 to 10 years	6,910,737	4.8%

Mortgage-backed securities - greater than 10 years	7,202,599	5.0%
Municipal bonds - greater than 10 years	7,347,230	6.3%
Total - greater than 10 years	14,549,829	5.7%

Total	$26,415,000	5.1%

December 31, 2005
Available for sale: (1)
	Amortized
TYPE	Cost	Yield (2)
U.S. Government agencies - within 1year	$1,500,000	2.0%

U.S. Government agencies - within 1 to 5 years	$10,005,602	3.8%
Mortgage-backed securities - within 1 to 5 years	3,618,068	3.8%
Municipal bonds - due within 1 to 5 years	251,883	5.6%
Total - within 1 to 5 years	13,875,553	3.8%

U.S. Government agencies - within 5 to 10 years	1,921,409	4.8%
Mortgage-backed securities - within 5 to 10 years	3,527,693	4.0%
Municipal bonds - within 5 to 10 years	1,054,856	4.8%
Total - within 5 to 10 years	6,503,958	4.3%

Mortgage-backed securities - greater than 10 years	1,781,885	4.5%
Municipal bonds - greater than 10 years	4,845,493	6.3%
Total - greater than 10 years	6,627,378	5.8%

Total	$28,506,889	4.3%

(1)	Securities available for sale are stated at amortized cost.
(2)	Yields on tax-exempt securities have been adjusted to the tax equivalent basis using 34%.

Index

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

ALLOWANCE FOR LOAN LOSSES

The most critical estimate concerns the Company’s allowance for loan losses. The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company’s methodology for assessing the appropriations of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio.

Identified problem and impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change. The adequacy of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, collateral values, loan concentrations, changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

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

Index

SELECTED FINANCIAL INFORMATION AND OTHER DATA

SELECTED AVERAGE BALANCES:
	2006	Yield	2005	Yield

Non-interest bearing demand deposits	$26,152,829		$23,062,027
Interest-bearing demand deposits	45,304,319	2.4%	52,990,891	1.2%
Savings deposits	2,177,100.5%		2,258,496.3%
Time deposits	51,947,639	4.7%	34,926,440	2.1%
Total deposits	$125,581,887		$113,237,854

SELECTED PERFORMANCE RATIOS:

Return on average assets	1.39%		.81%
Return on average equity	17.68%		10.67%
Dividend payout ratio	0%		0%
Equity to assets ratio	7.87%		7.64%

 FORWARD LOOKING STATEMENTS

The discussions presented in this annual report contain statements that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to the meet the financing needs of its customers. See Note 14 to the consolidated financial statements included elsewhere in this report for more information regarding these commitments and contingent liabilities.

Index

ITEM 7: FINANCIAL STATEMENTS

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Weststar Financial Services Corporation:

We have audited the accompanying consolidated balance sheets of Weststar Financial Services Corporation and Subsidiary (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Weststar Financial Services Corporation and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina
February 23, 2007

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

ASSETS	2006	2005

Cash and cash equivalents:
Cash and due from banks	$4,514,189	$6,243,192
Interest-bearing deposits	512,438	350,770
Federal funds sold	-	267,000
Total cash and cash equivalents	5,026,627	6,860,962
Investment securities - available for sale, at fair value
(amortized cost of $26,415,000 and $28,506,889 at
December 31, 2006 and 2005, respectively)	26,241,010	27,824,748
Loans	122,463,720	100,493,602
Allowance for loan losses	(1,884,080)	(1,760,377)
Net loans	120,579,640	98,733,225
Premises and equipment, net	3,004,590	2,584,841
Accrued interest receivable	922,880	707,771
Federal Home Loan Bank stock, at cost	457,000	531,500
Deferred income taxes	519,456	715,307
Foreclosed properties	106,000	127,000
Other assets	787,259	668,181

TOTAL	$157,644,462	$138,753,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Demand	$27,463,717	$25,164,465
NOW accounts	14,198,547	18,102,736
Money market accounts	32,367,876	29,901,364
Savings	1,956,577	2,382,672
Time deposits of $100,000 or more	18,747,373	13,240,038
Other time deposits	40,136,991	30,321,624
Total deposits	134,871,081	119,112,899
Short-term borrowings	306,000	-
Accrued interest payable	498,390	266,835
Other liabilities	872,138	653,258
Long-term debt	8,124,000	8,124,000
Total liabilities	144,671,609	128,156,992

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, authorized - 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $1 par value, authorized - 9,000,000 shares;
outstanding shares - 1,682,290 and 1,401,266 at
December 31, 2006 and 2005, respectively	1,682,290	1,401,266
Additional paid-in capital	6,528,387	6,805,331
Retained earnings	4,869,092	2,809,122
Accumulated other comprehensive loss	(106,916)	(419,176)
Total shareholders’ equity	12,972,853	10,596,543

TOTAL	$157,644,462	$138,753,535

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2006 and 2005

	2006	2005
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$9,836,640	$6,561,312
Federal funds sold	106,097	267,622
Interest-bearing deposits	56,119	31,572
Investments:
Taxable interest income	825,639	756,853
Non-taxable interest income	317,439	92,723
Dividends	28,738	16,372
Total interest and dividend income	11,170,672	7,726,454

INTEREST EXPENSE:
Time deposits of $100,000 or more	836,061	325,505
Other time and interest bearing-deposits	2,726,494	1,767,439
Short-term borrowings	87,335	17,739
Long-term debt	546,061	427,800
Total interest expense	4,195,951	2,538,483

NET INTEREST INCOME	6,974,721	5,187,971

PROVISION FOR LOAN LOSSES	284,645	466,270

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	6,690,076	4,721,701

OTHER INCOME:
Service charges on deposit accounts	1,194,696	1,183,798
Other service fees and commissions	310,528	287,568
Securities losses	(249,674)	(92,012)
Equity in income (loss) of Bank of Asheville Mortgage Company, LLC	810	(7,874)
Other	106,701	60,406
Total other income	1,363,061	1,431,886

OTHER EXPENSES:
Salaries and wages	2,087,074	1,821,107
Employee benefits	311,557	319,525
Occupancy expense, net	395,132	310,683
Equipment rentals, depreciation and maintenance	396,816	373,560
Supplies	261,603	247,863
Data processing fees	658,704	514,876
Professional fees	223,986	282,328
Marketing	250,948	228,036
Net expenses from foreclosed properties	28,324	101,937
Other	300,583	264,896
Total other expenses	4,914,727	4,464,811

INCOME BEFORE INCOME TAX PROVISION	3,138,410	1,688,776

INCOME TAX PROVISION	1,075,678	610,025

NET INCOME	$2,062,732	$1,078,751

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
Years Ended December 31, 2006 and 2005

	2006	2005

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Unrealized holding gains (losses) on securities
available for sale	$258,478	$(579,716)
Tax effect	(99,643)	223,481
Unrealized holding gains (losses) on securities
available for sale, net of tax	158,835	(356,235)

Reclassification adjustment for realized losses	249,674	92,012
Tax effect	(96,249)	(35,471)
Reclassification adjustment for realized losses,
net of tax	153,425	56,541

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	312,260	(299,694)

COMPREHENSIVE INCOME	$2,374,992	$779,057

BASIC NET INCOME PER COMMON SHARE	$1.23	$.64

DILUTED NET INCOME COMMON PER SHARE	$1.13	$.60

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006 and 2005

					Accumulated
					Other
			Additional	Compre-	Total
	Common Stock		Paid-In	Retained	hensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

BALANCE, DECEMBER 31, 2004	1,166,208	1,166,208	$7,030,589	$1,732,872	$(119,482)	$9,810,187

Six-for-five stock split	233,058	233,058	(233,058)	-	-	-
Net unrealized losses
securities available for sale	-	-	-	-	(299,694)	(299,694)
Issuance of common stock pursuant
to the exercise of stock options	2,000	2,000	7,800	-	-	9,800
Cash paid in lieu of fractional shares	-	-	-	(2,501)	-	(2,501)
Net income	-	-	-	1,078,751	-	1,078,751

BALANCE, DECEMBER 31, 2005	1,401,266	1,401,266	6,805,331	2,809,122	(419,176)	10,596,543

Six-for-five stock split	280,024	280,024	(280,024)
Net unrealized gains
securities available for sale				312,260	312,260
Issuance of common stock pursuant
to the exercise of stock options	1,000	1,000	3,080		4,080
Cash paid in lieu of fractional shares			(2,762)		(2,762)
Net income				2,062,732		2,062,732

BALANCE, DECEMBER 31, 2006	1,682,290	$1,682,290	$6,528,387	$4,869,092	$(106,916)	$12,972,853

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,062,732	$1,078,751
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	367,972	359,782
Provision for loan losses	284,645	466,270
Premium amortization and discount accretion, net	12,873	89,401
Deferred income tax provision	(42)	(137,157)
Net expenses from foreclosed properties	25,110	91,438
Loss on disposals of premises and equipment	2,067	4,500
Losses on sales of securities	249,674	92,012
Increase in accrued interest receivable	(215,105)	(142,955)
(Increase) decrease in other assets	(119,081)	85,296
Increase in accrued interest payable	231,555	128,473
Increase in other liabilities	218,880	160,848
Net cash provided by operating activities	3,121,280	2,276,659

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(10,653,655)	(13,683,285)
Maturities of securities available for sale	2,480,092	2,779,880
Net increase in loans	(22,304,987)	(16,000,743)
Proceeds from the sales of foreclosed properties	169,817	195,100
Proceeds from sales of securities	10,002,906	5,516,201
Proceeds from sales of premises and equipment	50	2,143
Additions to premises and equipment	(789,838)	(301,110)
Purchase of Federal Home Loan Bank Stock	(341,800)	(223,600)
FHLB Stock Redemption	416,300	-
Net cash used in investing activities	(21,021,115)	(21,715,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW
accounts and savings accounts	435,480	(10,121,830)
Net increase in certificates of deposits	15,322,702	14,792,981
Net increase in overnight borrowings	306,000	-
Cash paid in lieu of fractional shares	(2,762)	(2,501)
Issuance of common stock	4,080	9,800
Proceeds from FHLB advances	14,820,000	4,000,000
Maturities of FHLB advances	(14,820,000)	(2,000,000)
Net cash provided by financing activities	16,065,500	6,678,450

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,834,335)	(12,760,305)

CASH AND CASH EQUIVALENTS:
Beginning of year	6,860,962	19,621,267

End of year	$5,026,627	$6,860,962

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$3,964,396	$2,410,010
Cash paid for income taxes	$1,115,472	$749,144

NONCASH TRANSACTIONS:
Loans transferred to foreclosed properties	$173,927	$44,952
Loans receivable to finance other real estate owned	$-	$75,000
Net unrealized gain (loss) on investment securities available
for sale, net of deferred income tax expense (benefit)	$(106,916)	$(419,176)

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Weststar Financial Services Corporation is a holding company with one subsidiary, The Bank of Asheville (the “Bank”). The Bank is a state chartered commercial bank which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Weststar Financial Services Corporation formed the Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation. Bank of Asheville Mortgage Company, LLC (the “Mortgage Company”) is a state chartered mortgage bank which was incorporated in North Carolina on October 19, 2004 of which Weststar Financial Services Corporation is a 50% owner. The Mortgage Company originates conventional mortgage loans.

Basis of Presentation - The consolidated financial statements include the accounts of Weststar Financial Services Corporation and its subsidiary, The Bank of Asheville (herein referred to collectively as the “Company”). All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary, result in writedowns of the individual securities to their fair value. The related writedowns are included in earnings as realized losses. Premiums and discounts are recognized in interest expense or interest income, respectively, using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. The Company has not classified any securities as trading or held-to-maturity securities.

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

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

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

Mortgage Servicing Rights

When mortgage loans are sold, the proceeds are allocated between the related loans and the retained servicing rights based on their relative fair values. Servicing assets are amortized over the average period of estimated net servicing income. The Company recorded amortization of mortgage servicing rights of $3,647 during the year ended December 31, 2006.

All servicing assets are assessed for impairment based on their fair value. The Company recognized no impairment during the year ended December 31, 2006.

Stock Compensation Plans - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123 "Accounting for Stock Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and its related interpretations. SFAS No.123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)
At December 31, 2006, the Company had two stock-based compensation plans, which had fully vested during 2005. Prior to January 1, 2006, the Company accounted for compensation costs related to the Company’s stock option plans using the intrinsic value method. Therefore, no compensation costs had been recognized for stock option awards because the options were granted at exercise prices based on the market value of the Company’s stock on the date of grant. The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year three and six months ended June 30, 2005 (in thousands, except per share data):

2005

Net income as reported	$1,078,751
Less: Total stock-based employee compensation expense
determined under fair value method for all awards, net
of related tax effects	47,703
Pro forma net income	$1,031,048

Net income per share:
As reported:
Basic	$.64
Diluted	$.60
Pro forma:
Basic	$.61
Diluted	$.59

Stock in Federal Home Loan Bank - As a requirement for membership, the Bank invested in stock of the Federal Home Loan Bank of Atlanta. This investment is carried at cost.

Premises and Equipment and Other Long-Lived Assets - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization, computed by the straight-line method, are charged to operations over the assets’ estimated useful lives, which range from 25 to 39 years for buildings, 5 to 15 years for furniture and equipment or, in the case of leasehold improvements, the term of the lease, if shorter. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.

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

Interest Income and Expense - The Company utilizes the accrual method of accounting. Substantially all loans earn interest on the level yield method based on the daily outstanding balance. The accrual of interest is discontinued when, in management’s judgment, the interest may not be collected.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and mortgage serving assets.

Net Income Per Share - Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. During 2006 and 2005, there were no shares excluded due to antidilution.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for the 6-for-5 stock split paid May 2006, as summarized below:

	2006	2005
Weighted average number of common shares used in
in computing basic net income per share	1,681,317	1,679,968

Effect of dilutive stock options	137,370	121,487

Weighted average number of common shares and dilutive potential
common shares used in computing diluted net income per share	1,818,687	1,801,455

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The Company’s sole component of accumulated other comprehensive income is unrealized gains (losses) on securities available for sale.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 did not have a material effect on its financial position at December 31, 2006.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB No. 108 did not have a material financial impact on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications - Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously recorded.

2.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2006 and 2005 are as follows:

Available-for-sale securities consist of the following at December 31, 2006:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Type and Maturity Group

U.S. Government agencies due -
Within 1 year	$1,500,000	$-	$(15,625)	$1,484,375

Mortgage-backed securities due -
Within 1 to 5 years	2,897,219	-	(68,597)	2,828,622
Municipal bonds due -
Within 1 to 5 years	557,215	-	(7,800)	549,415
Total due with in 1 to 5 years	3,454,434	-	(76,397)	3,378,037

U.S. Government agencies due -
Within 5 to 10 years	3,421,665	50,382	(14,380)	3,457,667
Mortgage-backed securities due -
Within 5 to 10 years	2,761,099	-	(86,236)	2,674,863
Municipal bonds due -
Within 5 to 10 years	727,973	-	(20,549)	707,424
Total due within 5 to 10 years	6,910,737	50,382	(121,165)	6,839,954

Mortgage-backed securities due -
after 10 years	7,202,599	55,114	(38,707)	7,219,006
Municipal bonds due -
after 10 years	7,347,230	13,300	(40,892)	7,319,638
Total due within 5 to 10 years	14,549,829	68,414	(79,599)	14,538,644

Total at December 31, 2006	$26,415,000	$118,796	$(292,786)	$26,241,010

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

2.	INVESTMENT SECURITIES (Continued)

Available-for-sale securities consist of the following at December 31, 2005:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Type and Maturity Group

U.S. Government agencies due -
Within 1 year	$1,500,000	$-	$(39,844)	$1,460,156

U.S. Government agencies due -
Within 1 year	10,005,602	-	(173,753)	9,831,849
Mortgage-backed securities due -
Within 1 to 5 years	3,618,068	-	(126,517)	3,491,551
Municipal bonds due -
Within 1 to 5 years	251,883	-	(2,432)	249,451
Total due with in 1 to 5 years	13,875,553	-	(302,702)	13,572,851

U.S. Government agencies due -
Within 5 to 10 years	1,921,409	-	-	1,921,409
Mortgage-backed securities due -
Within 5 to 10 years	3,527,693	-	(127,691)	3,400,002
Municipal bonds due -
Within 5 to 10 years	1,054,856	-	(36,617)	1,018,239
Total due within 5 to 10 years	6,503,958	-	(164,308)	(6,339,650)

Mortgage-backed securities due -
after 10 years	1,781,885	-	(37,972)	1,743,913
Municipal bonds due -
after 10 years	4,845,493	-	(137,315)	4,708,178
Total due within 5 to 10 years	6,627,378	-	(175,287)	6,452,091

Total at December 31, 2005	$28,506,889	$-	$(682,141)	$27,824,748

For the year ended December 31, 2006 and 2005, proceeds from the sales of investment securities available for sale totaled $10,002,906 and $5,516,201, respectively. Gross realized losses from the sales in 2006 and 2005 amounted to $249,674 and $92,012, respectively.

Securities with carrying values of $1,400,000 and $1,800,000 at December 31, 2006 and 2005, respectively, were pledged to secure public monies on deposit as required by law.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005. These investments represents securities that the Company has the positive intent and ability to hold to maturity. The unrealized losses on investment securities as of December 31, 2006 and 2005 are a result of volatility in the market during 2006 and 2005 and relate to four U.S. Government agency bonds, 18 Municipal bonds and 18 Mortgage-backed securities at December 31, 2006 and nine U.S. Government agency bonds, 19 Municipal bonds and 17 Mortgage-backed securities at December 31, 2005. All unrealized losses on investment securities resulted from increases in interest rates and are considered by management to be temporary given the credit ratings on these investment securities and the duration of the unrealized loss.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

2.	INVESTMENT SECURITIES (Continued)

December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$-	$-	$3,090,229	$(30,005)	$3,090,229	$(30,005)
Mortgage-backed securities	634,117	(3,912)	6,983,946	(189,628)	7,618,063	(193,540)
Municipal bonds	3,312,138	(21,855)	2,387,884	(47,386)	5,700,022	(69,241)

Total temporarily impaired
securities	$3,946,255	$(25,767)	$12,462,059	$(267,019)	$16,408,314	$(292,786)

December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$6,424,817	$(80,784)	$4,867,188	$(132,813)	$11,292,005	$(213,597)
Municipal bonds	5,507,244	(147,875)	468,624	(28,489)	5,975,868	(176,364)
Mortgage-backed securities	2,649,552	(51,987)	5,985,914	(240,193)	8,635,466	(292,180)

Total temporarily impaired
securities	$14,581,613	$(280,646)	$11,321,726	$(401,495)	$25,903,339	$(682,141)

The aggregate cost of the Company’s cost method investment, Federal Home Loan Bank stock, totaled $457,000 and $531,500 at December 31, 2006 and 2005, respectively. The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired). The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.

3.	LOANS

Loans at December 31, 2006 and 2005 classified by type are as follows:
	2006	2005
Real estate:
Construction	$30,224,993	$19,350,978
Mortgage	67,334,420	59,187,153
Commercial, financial and agricultural	23,318,857	19,635,598
Consumer	1,851,043	2,531,935
Subtotal	122,729,313	100,705,664
Net deferred loan origination fees	(265,593)	(212,062)

Total	$122,463,720	$100,493,602

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

3.	LOANS (Continued)

Nonperforming assets at December 31, 2006 and 2005:
	2006	2005

Nonaccrual loans	$975,190	$1,754,653
Foreclosed properties	106,000	127,000
Repossessions	-	-

Total	$1,081,190	$1,881,653

No loans have been restructured during 2006 or 2005. Loans totaling $980,646 and $1,792,486 were considered impaired as of December 31, 2006 and 2005, respectively. Impaired loans of $980,646 and $1,792,486 had related allowances for loan losses of $3,000 and $210,044 at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005 was $1,320,500 and $1,576,007, respectively. For the years ended December 31, 2006 and 2005, the Company recognized interest income from impaired loans of approximately $5,270 and $3,451, respectively.

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Company in the ordinary course of business. At December 31, 2005, directors’ direct and indirect indebtedness to the Company aggregated $1,917,000. During 2006, $1,787,364 in new loans were made and repayments of $2,074,898 were collected, resulting in a balance of $1,629,466 at December 31, 2006. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

4.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Balance at beginning of year	$1,760,377	$1,608,366
Provision for loan losses	284,645	466,270
Charge-offs	(218,455)	(369,846)
Recoveries	57,513	55,587

Balance at end of year	$1,884,080	$1,760,377

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

5.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. Mortgage loan portfolios serviced for others included a total commitment of $9,872,000 of which $5,171,235 was outstanding at December 31, 2006 and none at December 31, 2005.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payment to investors and foreclosure processing. The carrying value of mortgage servicing rights is included as other assets in the Consolidated Balance Sheets. At December 31, 2006 and 2005, the mortgage servicing assets were carried at $30,996 and none, respectively. At December 31, 2006, the fair value of mortgage servicing assets was $30,996 and none, respectively.

Mortgage servicing rights are amortized into non-interest income in proportion to and over the period of estimated future net servicing income of the underlying financial assets. The amortization is adjusted prospectively in response to changes in estimated projections of future cash flows. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized to the extent that the capitalized amount for the stratum exceeds the fair value. The following summarizes mortgage servicing rights activity:

2006
Mortgage servicing assets, beginning of year	$-
Capitalized	34,643
Amortization	(3,647)
Other than temporary impairment	-
Mortgage servicing rights, end of year	$30,996

6.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2006 and 2005 are as follows:

	2006	2005

Land	$113,900	$113,900
Land improvements	121,873	121,873
Building and improvements	2,069,953	2,066,237
Furniture and equipment	2,212,260	1,836,037
Leasehold improvements	697,738	416,207
Construction in progress	-	902
Total	5,215,724	4,555,156
Less accumulated depreciation and amortization	(2,211,134)	(1,970,315)

Total	$3,004,590	$2,584,841

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $367,972 and $359,782, respectively.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

7.	DEPOSIT ACCOUNTS

At December 31, 2006, the scheduled maturities of time deposits are as follows:

2007	$57,560,698
2008	992,978
2009	190,274
2010	140,414

Total	$58,884,364

8.	INCOME TAXES

The significant components of the income tax provision for the years ended December 31, 2006 and 2005 follow:
	2006	2005

Current tax provision
Federal	$876,193	$628,971
State	199,557	118,211
Total current provision	1,075,720	747,182
Deferred tax provision
Federal	(2,501)	(115,074)
State	2,459	(22,083)
Total deferred tax provision	(42)	(137,157)

Net provision for income taxes	$1,075,678	$610,025

The difference between the provision for income taxes and the amounts applied by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2006	2005

Expense computed at statutory rate of 34%	$1,067,060	$574,184

Effect of state income taxes	152,941	86,129
Other	(144,323)	(50,288)

	$1,075,678	$610,025

Significant components of deferred taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Allowance for loans losses	$422,268	$395,845
Net unrealized losses on available for sale securities	67,072	262,965
Deferred compensation	102,221	96,893
Other	14,680	7,099

Total deferred tax assets	606,241	762,802

Deferred tax liabilities:
Premises and equipment	(39,881)	(13,934)
Prepaid expenses	(46,904)	(33,561)

Total deferred tax liabilities	(86,785)	(47,495)

Net recorded deferred tax asset	$519,456	$715,307

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

9.	LEASES

The Company leases certain banking facility premises and equipment under operating lease agreements. Future minimum rental payments are as follows:

2007	$216,930
2008	184,530
2009	184,530
2010	184,530
2010	188,280
$958,758

The land for a branch office is leased from a partnership that includes a director of the Company. The annual rental is $43,200. Rental expense charged to operations under all operating lease agreements was $180,009 and $107,116 for the years ended December 31, 2006 and 2005, respectively.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

10.	STOCK OPTIONS

In 2001, the Company’s shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan (“Incentive Plan”). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 131,716 and 133,188, respectively. Of the maximum number of shares available for grant, 99,100 were outstanding under the Nonstatutory Plan and 125,123 were outstanding under the Incentive Plan at December 31, 2006. Option prices for both plans are established at market value, which was $4.08, on the dates granted by the Board of Directors.

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

Stock option information related to the plans for the years ended December 31, 2006 and 2005 follows:

		Exercise Price
	Shares	Per Share
Nonstatutory Plan
Outstanding, December 31, 2003	99,100	$4.08

Outstanding, December 31, 2004	99,100	4.08

Outstanding, December 31, 2005	99,100	4.08

Outstanding, December 31, 2006	99,100	4.08

Incentive Plan
Outstanding, December 31, 2003	129,877	$4.08
Cancelled	(1,043)	4.08
Outstanding, December 31, 2004	128,834	4.08
Cancelled	(311)	4.08
Exercised	(2,400)	4.08
Outstanding, December 31, 2005	126,123	4.08
Exercised	(1,000)	4.08

Outstanding, December 31, 2006	125,123	4.08

	At December 31, 2006
	Outstanding Options			Exercisable Options
		Remaining	Weighted		Weighted
		Life	Average		Average
Exercise Price	Shares	(Years)	Price	Shares	Price
Nonstatutory Plan
$ 4.08	99,100	4.5	$4.08	99,100	$4.08

Incentive Plan
$ 4.08	125,123	4.5	$4.08	125,123	$4.08

There were 3,145 shares available for future grants at December 31, 2006. The aggregate intrinsic values of outstanding and exercisable shares at December 31, 2006 and 2005, respectively, were $2,784,850 and $1,182,421.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

11.	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan which allows those employees who have attained the age of 21 years and worked 1,000 hours to elect to contribute a portion of their salary to the plan in accordance with the provisions and limits set forth in the plan document. The plan was established in March 1999. The Company makes discretionary matching contributions in an amount determined each plan year to each participant who makes 401(k) savings contributions during the year. The Company may also make a discretionary profit-sharing contribution for a plan year to those participants employed during the year. The Company’s contribution to the plan was $79,495 and $49,448 for the years ended December 31, 2006 and 2005, respectively.

During 2001, a key employee entered into a salary continuation agreement with the Company providing for periodic payments at the retirement or death of the employee. The present value of the estimated liability, which was $265,167 and $251,345 at December 31, 2006 and 2005, respectively, is being accrued over the vesting period defined in the agreement, which has fully vested. The related expense was $13,822 and $83,471 for the years ended December 31, 2006 and 2005, respectively. The Company is the owner and beneficiary of a life insurance policy on this key employee which will be used to fund the Company’s liability under the salary continuation agreement. The total net cash surrender value of this policy at December 31, 2006 was $269,145.

12.	BORROWINGS

SHORT-TERM BORROWINGS

The Company has $3,000,000 available in overnight federal fund lines of credit and an approximately $13,800,000 open line of credit with the Federal Home Loan Bank (FHLB). There were $306,000 in federal funds purchased at December 31, 2006 and none at December 31, 2005. Pursuant to a collateral agreement with the FHLB, advances are collateralized by qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2006 and 2005 were approximately $10,052,000 and $8,275,000, respectively. Federal funds purchased generally represent overnight borrowing by the Company for temporary funding requirements. The average daily balance outstanding and the average annual interest rate paid during 2006 and 2005 were $549,674 at 5.41% and $39,129 at 4.37%, respectively. The maximum amount of federal funds outstanding at any month end during 2006 and 2005 were $1,389,000 and $63,000, respectively.

LONG-TERM DEBT

There was one advance from the FHLB in the amount of $4,000,000 at a fixed rate of 5.01% outstanding at December 31, 2005. The 4,000,000 advance is due in full on March 24, 2010; interest is payable monthly.

In 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of Weststar Financial Services Corporation I, a statutory trust (the “Trust”), which was created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company’s $124,000 investment in the common equity of the trust being included in the condensed consolidated balance sheets as other assets with a corresponding increase to long-term debt. The Company is now recording greater interest expense and income received from the trusts with no effect on net income. The income and interest expensed received from and paid to the trust, respectively, is being included in the consolidated statements of income and comprehensive income as other noninterest income and interest expense.

As of December 31, 2006, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

12.	BORROWINGS (Continued)

LONG-TERM DEBT (Continued)

		Trust		Junior
		Preferred		Subordinated
	Date of	Securities	Interest	Debt Owed	Final Maturity
Issuing Entity	Issuance	Outstanding	Rate	To Trust	Date

Weststar Financial Ser-
vices Corporation I	10/10/2003	$4,000,000	Floating	-	10/07/2033
Weststar Financial Ser-
vices Corporation	10/10/2003	-	Floating	$4,124,000	10/07/2033

The Company owns all of the common stock of the Trust, which has issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trusts. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The interest rate in effect is LIBOR plus 3.15%. At December 31, 2006 the effective rate was 8.52%. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital for the Company. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.

13.	REGULATION AND REGULATORY RESTRICTIONS

The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina State Banking Commission.

The Company is not presently subject to any regulatory restrictions on dividends. The Company’s ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2006, the Bank had undivided profits of $4,475,954. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2006, the ratio was 10.19% for the Bank, leaving all $4,475,954 of the Bank’s undivided profits available for the payment of dividends.

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2006, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2006 and 2005, that the Company meets all capital adequacy requirements to which it is subject. To be categorized as adequately capitalized under the regulatory framework for prompt corrective action, the Company must monitor the minimum capital ratios as set forth in the table below.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

13.	REGULATION AND REGULATORY RESTRICTIONS (Continued)

The Company’s actual capital amounts and ratios are also presented in the table (dollar amounts in thousands):

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total Capital (to Risk
Weighted Assets)
Consolidated	$18,676	14.62%	$10,218	8.00%	$12,773	10.00%
Bank	17,731	13.91%	10,195	8.00%	12,744	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	17,076	13.37%	5,109	4.00%	7,664	6.00%
Bank	16,134	12.66%	5,098	4.00%	7,646	6.00%
Tier I Capital (to
Average Assets)
Consolidated	17,076	10.67%	6,404	4.00%	8,005	5.00%
Bank	16,134	10.09%	6,393	4.00%	7,991	5.00%

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total Capital (to Risk
Weighted Assets)
Consolidated	$16,354	15.33%	$8,532	8.00%	$10,665	10.00%
Bank	15,627	14.69%	8,509	8.00%	10,633	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	14,688	13.77%	4,266	4.00%	6,399	6.00%
Bank	14,292	13.44%	4,254	4.00%	6,381	6.00%
Tier I Capital (to
Average Assets)
Consolidated	14,688	10.90%	5,391	4.00%	6,738	5.00%
Bank	14,292	10.63%	5,379	4.00%	6,724	5.00%

14.	COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit at December 31, 2006 and 2005 was $30,044,210 and 25,580,877, respectively.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

14.	COMMITMENTS AND CONTINGENCIES (Continued)

The Company’s exposure to credit loss for commitments to extend credit and standby letters of credit is the contractual amount of those financial instruments. The Company uses the same credit policies for making commitments and issuing standby letters of credit as it does for on-balance sheet financial instruments. Each customer’s creditworthiness is evaluated on an individual case-by-case basis. The amount and type of collateral, if deemed necessary by management, is based upon this evaluation of creditworthiness. Collateral held varies, but may include marketable securities, deposits, property, plant and equipment, investment assets, inventories and accounts receivable. Management does not anticipate any significant losses as a result of these financial instruments.

In the normal course of its operations, the Company from time to time is party to various legal proceedings. Based upon information currently available, and after consultation with its legal counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company’s business, financial position or results of operations.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(In thousands)
Assets:
Cash and cash equivalents	$5,027	$5,027	$6,861	$6,861
Investment securities	26,241	26,241	27,825	27,825
Federal Home Loan Bank stock	457	457	532	532
Loans	122,464	123,750	100,494	100,541
Interest receivable	923	923	708	708

Liabilities:
Demand deposits, NOW accounts,
money market accounts, savings	75,987	75,987	75,551	75,551
Time deposits	58,884	58,838	43,562	43,576
Short-term borrowings	306	306	-	-
Interest payable	498	498	267	267
Long-term debt	8,124	8,124	8,124	8,127

Off-balance-sheet - commitments to
extend credit	-	30,044	-	25,581

Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company’s consolidated financial instruments.

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

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

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

The following is a summary of the condensed financial statements of Weststar Financial Corporation as of and for the years ended December 31, 2006 and 2005:

Condensed Balance Sheets
December 31, 2006 and 2005

	2006	2005

Assets
Cash and due from banks	$790,892	$564,528
Investment in The Bank of Asheville, at equity	16,031,692	13,873,107
Investment in Weststar Financial Services Corporation I	124,000	124,000
Investment in Bank of Asheville Mortgage Company, LLC, at equity	44,107	43,297
Other assets	188,014	185,530

Total assets	$17,178,705	$14,790,462

Liabilities and Shareholders’ Equity
Liabilities:
Junior subordinated debentures payable to
Weststar Financial Services Corporation I	$4,124,000	$4,124,000
Other	81,852	69,919
Shareholders’ equity	12,972,853	10,596,543

Total liabilities and shareholders’ equity	$17,178,705	$14,790,462

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

17.	PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005
Interest Income:
Interest-bearing deposits	$66,472	$36,382
Interest Expense:
Junior subordinated debentures issued to
Weststar Financial Services Corporation I	345,661	271,872
Non-interest Income:
Equity in earnings of subsidiary bank	2,207,305	1,212,397
Equity in income (loss) of Bank of Asheville
Mortgage Company, LLC	810	(7,874)
Other	132,793	106,575
Total Non-interest Income	2,340,908	1,311,098
Non-interest Expenses:
Other	74,394	65,707

Income before income tax benefit	1,987,325	1,009,901

Income tax benefit	(75,407)	(68,850)

Net income	$2,062,732	$1,078,751

Condensed Statements of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows from Operating Activities:
Net income	$2,062,732	$1,078,751
Noncash items included in net income:
Equity in undistributed earnings of The
Bank of Asheville	(2,207,305)	(1,212,397)
Equity in undistributed income of Bank of Asheville
Mortgage Company, LLC	(810)	7,874
Increase in other assets	(2,484)	(23,617)
Increase in other liabilities	11,933	20,057
Net cash used in operating activities	(135,934)	(129,332)

Cash Flows from Investing Activities:
Upstream dividends received from The Bank of Asheville	360,980	297,650
Investment in Bank of Asheville Mortgage Company, LLC	-	(12,500)
Net cash provided by investing activities	360,980	285,150

Cash Flows from Financing Activities:
Cash paid for fractional shares	(2,762)	(2,501)
Exercise of stock options	4,080	9,800
Net cash provided (used) in financing activities	1,318	7,299

Net increase in cash	226,364	163,117
Beginning	564,528	401,411

Ending	$790,892	$564,528

Index

ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

There was not any change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 8B:	OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See pages 5 - 10 of Registrant’s 2007 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

Code of Ethics

The Company has adopted a Code of Ethics that applies among others, to its principal executive officer and principal financial officer. The Company’s Code of Ethics is available at http://www.bankofasheville.com.

ITEM 10:	EXECUTIVE COMPENSATION

See pages 10 - 14 of Registrant’s 2007 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 11:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In 2001, the Company’s shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan (“Incentive Plan”). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 131,716 and 133,188, respectively. Of the maximum number of shares available for grant, 99,100 were outstanding under the Nonstatutory Plan and 125,123 were outstanding under the Incentive Plan at December 31, 2006. Option prices for both plans are established at market value, which was $4.08, on the dates options were granted by the Board of Directors. The following chart contains details of the grants:

Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding options,	for future issuance
	outstanding options,	warrants and rights	under equity
	warrants and rights		compensation plans
(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	Nonstatutory - 99,100	$4.08	None
security holders	Incentive - 125,123	$4.08	3,145

Equity compensation
plans not approved
by security holders	None	None	None

Total	224,223	$4.08	3,145

Index

See pages 3 - 5 of Registrant’s 2007 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b), for additional information regarding Security Ownership of Certain Beneficial Owners and Management.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See pages 6 and 10 - 12 of Registrant’s 2007 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

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

10(viii) Guarantee Agreement by and between Weststar Financial Services Corporation and Wells Fargo Bank, N.A., as Guarantee Trustee, dated October 10, 2003***

10(ix) Floating Rate Junior Subordinated Debenture of Weststar Financial Services Corporation, dated October 10, 2003 (included as Exhibit A to Exhibit 10(vii))***

10(x) Employment Agreement between the Bank and John R. Hamrick dated February 18, 2005

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

99 2007 Proxy Statement****

 *Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-30200 filed February 11, 2000 with the Securities and Exchange Commission.)

**Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 22, 2002.

***Incorporated by reference to the Registrant’s Current report on Form 8-K, filed with the Securities and Exchange Commission on November 5, 2003.

****As filed with the SEC pursuant to Rule 14a-6(b).

Index

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

See pages 8 - 10 and 21 of Registrant’s 2007 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION
(Registrant)

By:	/s/Randall C. Hall
Randall C. Hall
Executive Vice President
Chief Financial Officer and Principal
Accounting Officer

Date:	March 2, 2007

Index

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/W. Edward Anderson W. Edward Anderson Director	March 2, 2007

/s/M. David Cogburn, M.D. M. David Cogburn, M.D. Director	March 2, 2007

/s/Steven D. Cogburn Steven D. Cogburn Director	March 2, 2007

/s/G. Gordon Greenwood G. Gordon Greenwood President & Chief Executive Officer	March 2, 2007

/s/Patricia P. Grimes Pat Grimes Director	March 2, 2007

/s/Randall C. Hall Randall C. Hall Secretary/Treasurer Chief Financial Officer and Principal Accounting Officer	March 2, 2007

/s/Darryl J. Hart Darryl J. Hart Director	March 2, 2007

/s/Carol L. King Carol L. King Director	March 2, 2007

/s/Stephen L. Pignatiello Stephen L. Pignatiello Director	March 2, 2007

/s/Laura A. Webb Laura A. Webb Director	March 2, 2007

/s/David N. Wilcox David N. Wilcox Director	March 2, 2007

Index

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number

3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

10(i)	Employment Agreement of G. Gordon Greenwood	*

10(ii)	Employment Agreement of Randall C. Hall	*

10(iii)	401 (k) Savings Plan	*

10(iv)	2001 Incentive Stock Option Plan	*

10(v)	2001 Nonstatutory Stock Option Plan	*

10(vi)	Amended and Restated Declaration of Trust	*

10(vii)	Indenture between Weststar Financial Services Corporation and Wells Fargo Bank, N.A.	*

10(viii)	Guarantee Agreement by and between Weststar Financial Services Corporation and Wells Fargo Bank, N.A.	*

10(ix)	Floating Rate Junior Subordinated Debenture of Weststar Financial Services Corporation	*

10(x)	Employment Agreement of John R. Hamrick.	Filed herewith

21	Subsidiaries	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

99	2007 Proxy Statement	**

* Incorporated by reference.
** As filed with the SEC pursuant to Rule 14a-6(b).