Form 10QSB
period 2007-03-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2007-05-14
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 29549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common stock, $1.00 par value – 1,687,992 shares outstanding as of May 11, 2007.
Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

I

Index

Part I.	FINANCIAL INFORMATION

Item I.	Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets	(unaudited)
	March 31,	December 31,
	2007	2006*
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$5,786,215	$4,816,290
Interest-bearing deposits	127,306	210,337
Federal funds sold	4,434,000	-
Total cash and cash equivalents	10,347,521	5,026,627
Investment securities – available for sale, at fair value
(amortized cost of $27,281,782 and $26,415,000, at
March 31, 2007 and December 31, 2006, respectively)	27,095,590	26,241,010
Loans	125,721,582	122,463,720
Allowance for loan losses	(1,888,059)	(1,884,080)
Net loans	123,833,523	120,579,640
Premises and equipment, net	2,928,559	3,004,590
Accrued interest receivable	916,797	920,280
Federal Home Loan Bank stock, at cost	499,300	457,000
Deferred income taxes	508,085	519,456
Foreclosed properties	103,000	106,000
Other assets	853,129	789,859

TOTAL	$167,085,504	$157,644,462

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand	$27,834,068	$27,463,717
NOW accounts	15,325,841	14,198,547
Money market accounts	33,518,902	32,367,876
Savings	2,104,192	1,956,577
Time deposits of $100,000 or more	23,927,916	18,747,373
Other time deposits	41,277,777	40,136,991
Total deposits	143,988,696	134,871,081
Short-term borrowings	-	306,000
Accrued interest payable	474,261	498,390
Other liabilities	1,021,192	872,138
Long-term debt	8,124,000	8,124,000
Total liabilities	153,608,149	144,671,609
COMMITMENTS AND CONTIGENCIES (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000 shares;
no shares issued and outstanding - -
Common stock, $1 par value, authorized – 9,000,000 shares;
outstanding shares– 1,687,992 and 1,682,290 at March 31, 2007
and December 31, 2006, respectively	1,687,992	1,682,290
Additional paid-in capital	6,534,655	6,528,387
Retained earnings	5,369,123	4,869,092
Accumulated other comprehensive loss	(114,415)	(106,916)
Total shareholders' equity	13,477,355	12,972,853

TOTAL	$167,085,504	$157,644,462

 *Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations and Comprehensive Income (unaudited)
	Three Months
	Ended March 31,
	2007	2006

INTEREST INCOME:
Interest and fees on loans	$2,775,740	$2,085,117
Federal funds sold	24,923	16,992
Interest-bearing deposits	2,021	1,438
Investments:
Taxable interest income	209,048	202,296
Non-taxable interest income	74,496	67,637
Corporate dividends	7,571	6,163
Total interest income	3,093,799	2,379,643
INTEREST EXPENSE:
Time deposits of $100,000 or more	282,801	144,926
Other time and savings deposits	837,353	573,338
Short-term borrowings	4,427	22,437
Long-term debt	137,163	128,956
Total interest expense	1,261,744	869,657

NET INTEREST INCOME	1,832,055	1,509,986
PROVISION FOR LOAN LOSSES	17,855	90,850
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,814,200	1,419,136

OTHER INCOME:
Service charges on deposit accounts	275,822	289,173
Other service fees and commissions	75,990	71,598
Securities losses	-	(84,440)
Equity in loss of Bank of Asheville Mortgage Company, LLC	(22,854)	(11,250)
Other	21,411	20,122
Total other income	350,369	285,203

OTHER EXPENSES:
Salaries and wages	571,317	483,983
Employee benefits	99,381	83,868
Occupancy expense, net	119,622	86,246
Equipment rentals, depreciation and maintenance	105,808	92,864
Supplies	61,156	60,938
Professional fees	107,257	62,603
Data processing fees	157,216	139,386
Marketing	58,907	47,116
Net expenses from foreclosed properties	4,629	1,093
Other	89,977	56,403
Total other expenses	1,375,270	1,114,500
INCOME BEFORE INCOME TAXES	789,299	589,839
INCOME TAX PROVISION	289,268	206,650
NET INCOME	$500,031	$383,189
EARNINGS PER SHARE:
Basic	$0.30	$0.23
Diluted	$0.27	$0.21

See notes to consolidated financial statements

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations and Comprehensive Income(unaudited)
	Three Months
	Ended March 31,
	2007	2006

NET INCOME	$500,031	$383,189
OTHER COMPREHENSIVE INCOME
Unrealized holding losses on securities
available for sale	(12,203)	(86,820)
Tax effect	4,704	33,488
Unrealized holding losses on securities
available for sale, net of tax	(7,499)	(53,332)

Reclassification adjustment for realized losses	-	84,440
Tax effect	-	(32,570)
Reclassification adjustment for realized losses,
Net of tax	-	51,870

OTHER COMPREHENSIVE LOSS,
NET OF TAX	(7,499)	(1,462)
COMPREHENSIVE INCOME	$492,532	$381,727

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2007 and 2006

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

BALANCE DECEMBER 31,2005	1,401,266	$1,401,266	$6,805,331	$2,809,122	$(419,176)	$10,596,543

Net unrealized gains
securities available for sale					(1,462)	(1,462)
Cash paid in lieu of fractional shares
Net income				383,189		383,189

Balance March 31, 2006	1,401,266	$1,401,266	$6,805,331	$3,192,311	$(420,638)	$10,978,270

BALANCE, DECEMBER 31, 2006	1,682,290	$1,682,290	$6,528,387	$4,869,092	$(106,916)	$12,972,853

Net unrealized losses
securities available for sale					(7,499)	(7,499)
Issuance of common stock pursuant
to the exercise of stock options	5,702	5,702	6,268			11,970
Net income				500,031		500,031

Balance March 31, 2007	1,687,992	$1,687,992	$6,534,655	$5,369,123	$(114,415)	$13,477,355

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$500,031	$383,189
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	97,283	86,355
Provision for loan losses	17,855	90,850
Premium amortization and discount accretion, net	(2,612)	13,920
Deferred income tax provision	16,075	(31,200)
Net expenses from foreclosed properties	3,000	-
Gain on sale of premises and equipment	(50)	-
Losses on sales of securities	-	84,440
(Increase) decrease in accrued interest receivable	6,083	(93,004)
Increase in other assets	(65,870)	(92,871)
Increase (decrease) in accrued interest payable	(24,129)	17,577
Increase in other liabilities	160,998	162,862
Net cash provided by operating activities	708,664	622,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,455,623)	(2,727,668)
Maturities of securities available for sale	591,452	523,180
Net increase in loans	(3,271,738)	(4,979,138)
Proceeds from sales of securities	-	3,415,560
Proceeds from sales of premises and equipment	50	-
FHLB stock purchase	(42,300)	(114,500)
FHLB stock redemption	-	148,500
Additions to premises and equipment	(21,252)	(28,651)
Net cash used in investing activities	(4,199,411)	(3,762,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, MMDA and savings accounts	2,796,286	(353,748)
Net increase in time deposits	6,321,329	5,328,049
Issuance of common stock	26	-
Repayment of FHLB	(800,000)	(5,500,000)
Net decrease in overnight borrowings	(306,000)	-
Proceeds from FHLB advances	800,000	5,500,000
Net cash (used in) provided by financing activities	8,811,641	4,974,301

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,320,894	1,833,702
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,026,627	6,860,962
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,347,521	$8,694,664

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for the three-month periods ended March 31, 2007 and 2006.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The accounting policies followed are set forth in Note 1 to the 2006 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $33,630,872 and $30,044,210 at March 31, 2007 and December 31, 2006, respectively.

3.	Basic and diluted net income per shave have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

Basic earnings per common share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  During 2007 and 2006, there were no shares excluded due to antidultion.

Index

Basic and diluted net income per shave have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

For the Period Ended March 31,	2007	2006

Weighted average number of common
shares used in computing basic
net income per share	1,684,120	1,681,290
Effect of dilutive stock options	146,194	110,584
Weighted average number of common
shares and dilutive potential common
shares used in computing diluted net
income per common share	1,830,314	1,791,874

4.
New accounting Standards.  We adopted Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109” (“FIN 48”), effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

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

EXECUTIVE OVERVIEW

During 2007, the Company continued its focus on improving asset quality, asset growth and expansion.  Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality.  During the period asset quality continued to reflect improvement.  Non-performing assets totaled $1,081,190 at December 31, 2006 compared to $883,484 at March 31, 2007.  Net charge-offs for the period totaled $13,876 compared to $6,340 for the period ended Mach 31, 2006.  Loans outstanding grew by 3% to $125,721,582 from December 31, 2006, which resulted from reflected stable economic conditions and branch expansion.  Deposits increased 7% to $143,988,696.  The increase was attributable to branch expansion, marketing campaigns, sales calls efforts and product development.

The Company increased its net interest income by 21% due to growth in net earning assets and improved net interest margin.  As a result of loan growth, the Company added $17,855 to the loan loss reserve.  Other non-interest income for the March 31, 2007 and 2006 quarters totaled $350,369 and $285,203, respectively.  The increase in other income primarily reflects realized losses of $84,440 from the sales of securities during 2006 compared to none during 2007. Non-interest expenses increased from $1,114,500 to $1,375,270.  The increase was primarily attributable to operating expenses associated with operating a new branch and increased staffing to manage the facility.  Data processing fees and marketing expenses reflect increased activity based charges.

Index

Net income totaled $500,031 and $383,189 for the periods ended March 31, 2007 and 2006, respectively – an increase of 30%.

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2007 COMPARED TO DECEMBER 31, 2006

During the period from December 31, 2006 to March 31, 2007, total assets increased $9,441,042 or 6%.  This increase, reflected primarily in the cash and cash equivalents and loans, resulted from an increase in deposits.

Securities, federal funds sold and interest-bearing balances with other financial institutions at March 31, 2007 totaled $31,656,896 compared to $26,451,347 at December 31, 2006.  Through an investment in the Federal Home Loan Bank, the Company gained access to the federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $499,300.

At March 31, 2007, the loan portfolio constituted 75% of the Company’s total assets.  Loans increased $3,257,862 from December 31, 2006 to March 31, 2007.  Branch expansion and stable economic conditions resulted in the 3% increase in loan growth.  Management places a strong emphasis on loan quality.  At March 31, 2007, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms outside those identified as impaired.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $782,018, $1,891,326, and $980,646 at March 31, 2007 and 2006, and December 31, 2006, respectively.  The average recorded balances of impaired loans were $777,820, $1,841,906 and $1,320,500 for the periods ended March 31, 2007 and 2006, and December 31, 2006.  The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $3,000, $199,474 and $3,000 at March 31, 2007 and 2006, and December 31, 2006 respectively. For the three-month periods ended March 31, 2007 and 2006, Weststar recognized interest income from impaired loans of approximately $1,535 and $2,170. See “Asset Quality” for discussion for an analysis of loan loss reserves.

Deposits increased $9,117,615 during the three months ended March 31, 2007.  The increase in deposits was primarily attributable to growth in time deposits, which have continued to pay increasingly higher rates due to market conditions and competition.  Time deposits grew by a total of $6,321,329.  Demand, NOW, money market and savings accounts grew by $2,796,286 due to increased market penetration.  During the period, depositors continued to shift funds from lower yielding NOW, money market and savings accounts to higher yielding time deposits.

Long-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000, and trust preferred securities of $4,124,000.  The interest rate on this advance was 5.01% and matures on March 23, 2010.  Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.  The trust preferred securities bear a rate of LIBOR plus 315 basis point and pay dividends quarterly.  The rate is subject to quarterly resets.  The trust preferred securities mature October 7, 2033, and are callable on or

Index

after October 7, 2008.  All of the trust preferred securities were eligible for inclusion as Tier I capital.  The Company plans to use the capital to support growth and branch expansion.

The Company’s capital at March 31, 2007 to risk weighted assets totaled 14.55%.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of March 31, 2007, the Company’s capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 AND 2006

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended March 31, 2007 totaled $1,832,055 compared to $1,509,986 in 2006.  This increase was attributable to growth in net earning assets and a higher net interest margin.  The Company’s net interest margin was approximately 4.7% and 4.5% for the quarters ended March 31, 2007 and 2006, respectively.

Weststar recorded a provision for loan losses of $17,855 and $90,850 for the quarters ended March 31, 2007 and 2006, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the March 31, 2007 and 2006 quarters totaled $350,369 and $285,203, respectively.  The increase in other income primarily reflects realized losses of $84,440 from the sales of securities during 2006 compared to none during 2007.  Lower yielding securities were sold with funds being reinvested into higher yielding securities.  Service charge income remained relatively flat at $351,812.  The Mortgage Company posted net operating losses of $45,708 and $22,500 during 2007 and 2006, respectively, of which $22,854 and $11,250 was the Company’s portion during 2007 and 2006, respectively.  Other income remained relatively level at $21,411.

Other non-interest expense totaled $1,375,270 compared to $1,114,500 in 2006.  The increase was primarily attributable to overhead associated with operating an additional branch during 2007 that was not open during the comparable quarter in 2006.  Professional fees totaled $107,257 and $62,603 during 2007 and 2006, respectively.  The increase in fees was largely attributable to income tax preparation costs, and internal and external audit fees.  Income before income tax provision totaled $789,299 and $589,839 for the quarters ended March 31, 2007 and 2006, respectively.  Income tax provision totaled $289,268 and $206,650 for the quarters ended March 31, 2007 and 2006, respectively, which equated to an effective tax rate of 36.65% and 35.03%, respectively.  Net income totaled $500,031 and $383,189 for the quarters ended March 31, 2007 and 2006, respectively.

Other comprehensive loss totaled $7,499 and $1,462 in 2007 and 2006, respectively.  Comprehensive income (loss), which is the change in shareholders’ equity excluding

Index

transactions with shareholders, totaled $492,532 and $381,727 for the quarters ended March 31, 2007 and 2006, respectively.

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

Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on its analysis, the Company believes that its balance sheet is slightly liability-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as the market rates change. Because a significant portion of the Company’s loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates.

The Company uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any

Index

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

	TERMS TO REPRICING AT MARCH 31, 2007
	1-90 Days	91-180 Days	181-365 Days	Total One Year	Non-sensitive	Total
Interest-earning assets:
Interest bearing deposits	$127,306	-	-	$127,306	-	$127,306
Federal funds sold	4,434,000	-	-	4,434,000	-	4,434,000
Investment securities	1,409,432	$1,107,488	$1,806,900	4,323,820	$22,957,962	27,281,782
Federal Home Loan Bank
Stock	499,300	-	-	499,300	-	499,300
Loans (1)	97,836,287	3,007,085	2,523,955	103,367,327	21,573,772	124,941,099
Total interest-earning assets	104,306,325	4,114,573	4,330,855	112,751,753	44,531,734	157,283,487

Interest-bearing liabilities:
Time deposits	23,872,987	20,037,243	14,743,010	58,653,240	6,552,453	65,205,693
All other deposits	50,948,935	-	-	50,948,935	-	50,948,935
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	78,945,922	20,037,243	14,743,010	113,726,175	10,552,453	124,278,628

Interest sensitivity gap	$25,360,403	$(15,922,670)	$(10,412,155)	$(947,422)	$33,979,281
Cumulative interest sensitivity
Gap	$25,360,403	$9,437,733	$(947,422)
Cumulative ratio of interest –
earning assets as a percent
of interest sensitive liabilities	130.1%	20.5%	29.4%	99.1%

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

Index

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at March 31, 2007 and 2006, and December 31, 2006 was $1,888,059, $1,844,887 and $1,884,080 or 1.50%, 1.75% and 1.54%, respectively, of gross loans outstanding.   The ratio of annualized net charge-offs to average loans outstanding was .05%, .03% and .14% at March 31, 2007 and 2006, and December 2006, respectively.  Improved asset quality resulted in a lower provision to the allowance for loan losses reserve during 2007 compared to the same period in 2006.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended March 31, 2007 and 2006, and for the year ended December 31, 2006.

Summary of Allowance for Loan Losses

	For the three months		For the year ended
	ended March 31,		December 31,
	2007	2006	2006

Balance, beginning of period	$1,884,080	$1,760,377	$1,760,377
Charge-offs:
Commercial, financial and agricultural	(9,490)		(161,191)
Real estate:
Construction	-	-	-
Mortgage	-	(14,160)	(14,160)
Consumer	(10,681)	(10,294)	(41,104)
Total charge-offs	(20,171)	(24,454)	(218,455)

Recoveries
Commercial, financial and agricultural	2,533	5,053	22,538
Real estate:
Construction	-	-	-
Mortgage -	-	-	-
Consumer	3,762	13,061	34,975
Total recoveries	6,295	18,114	57,513
Net (charge-offs) recoveries	(13,876)	(6,340)	(160,942)
Provision charged to operations	17,855	90,850	284,645
Balance, end of period	$1,888,059	$1,844,887	$1,884,080

Percentage of net charge-offs to
average loans	.05%	.03%	.14%
Percentage of allowance to
period-end loans	1.50%	1.75%	1.54%

Index

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2007		December 31, 2006
	Amount of	Percent of	Amount of	Percent of
	Allowance	Total Loans	Allowance	Total Loans

TYPE OF LOAN:
Real Estate	$1,460,083	80%	$1,443,604	80%
Commercial and industrial
loans	392,748	18%	401,777	19%
Consumer	35,228	2%	38,699	1%
Total Allowance	$1,888,059	100%	$1,884,080	100%

The Company does not have any significant loan concentrations.  During the period, loan quality demonstrated improvement over March 31, 2006, and December 31, 2006.

During 2007, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses.  Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

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
	(Dollars in Thousands)
As of March 31, 2007
Total Capital (to Risk Weighted
Assets)
Consolidated	$19,244	14.55%	$10,580	8.00%	$13,226	10.00%
Bank	$18,264	13.84%	$10,558	8.00%	$13,197	10.00%

Tier 1 Capital (to Risk Weighted
Assets)
Consolidated	$17,588	13.30%	$5,290	4.00%	$7,935	6.00%
Bank	$16,611	12.59%	$5,279	4.00%	$7,918	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$17,588	10.93%	$6,434	4.00%	$8,042	5.00%
Bank	$16,611	10.34%	$6,423	4.00%	$8,029	5.00%

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

As of March 31, 2007 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $10.3 million, which represents 6% of total assets and 7% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $15.7 million. At March 31, 2007, outstanding commitments to extend credit and available lines of credit were $33.6 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 45% of Weststar’s total deposits at March 31, 2007. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 17% of the Company’s total deposits at March 31, 2007.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

IMPACT OF INFLATION AND CHANGING PRICES

A financial institution has assets and liabilities that are distinctly different from those of a company with substantial investments in plant and inventory because the major portion of its assets is monetary in nature. As a result, a bank’s performance may be significantly influenced by changes in interest rates. Although the

Index

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

Index

Part II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
(a)	None.
(b)	None.

Item 6.	Exhibits

(a)	Exhibits.

31.1 –	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: May 11, 2007	By:	/s/ G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: May 11, 2007	By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer