Form 10QSB
period 2007-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2007-08-13
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 29549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________________

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

Common stock, $1.00 par value – 2,109,833 shares outstanding as of August 9, 2007
Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

Index

Part I.	FINANCIAL INFORMATION

Item I.	Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets	(unaudited)
	June 30	December 31
	2007	2006 *
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$5,126,383	$4,816,290
Interest-bearing deposits	213,162	210,337
Federal funds sold	5,819,000	-
Total cash and cash equivalents	11,158,545	5,026,627
Investment securities- available for sale, at fair value
(amortized cost of $26,500,125 and $26,415,000, respectively)	25,777,376	26,241,010
Loans	123,199,519	122,463,720
Allowance for loan losses	(1,929,498)	(1,884,080)
Net loans	121,270,021	120,579,640
Premises and equipment, net	2,922,144	3,004,590
Accrued interest receivable	738,004	920,280
Federal Home Loan Bank stock, at cost	463,300	457,000
Deferred income taxes	764,432	519,456
Foreclosed properties	574,633	106,000
Other assets	744,000	789,859

TOTAL	$164,412,455	$157,644,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$28,698,255	$27,463,717
NOW accounts	13,878,724	14,198,547
Money market accounts	29,233,601	32,367,876
Savings	2,312,141	1,956,577
Time deposits of $100,000 or more	23,616,516	18,747,373
Other time deposits	43,175,979	40,136,991
Total deposits	140,915,216	134,871,081
Short-term borrowings	293,212	306,000
Accrued interest payable	531,439	498,390
Other liabilities	867,470	872,138
Long-term debt	8,124,000	8,124,000
Total liabilities	150,731,337	144,671,609

SHAREHOLDERS’ EQUITY:
Preferred stock, authorized $1,000,000 shares;
No shares issued and outstanding	-	-
Common stock, $1 par value, authorized- 9,000,000 shares;
outstanding shares- and 2,109,833 at June 30, 2007
and 1,682,290 at December 31, 2006, respectively	2,109,833	1,682,290
Additional paid-in capital	6,112,814	6,528,387
Retained earnings	5,891,765	4,869,092
Accumulated other comprehensive loss	(433,294)	(106,916)
Total shareholders’ equity	13,681,118	12,972,853
Total	$164,412,455	$157,644,462

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$2,877,884	$2,362,750	$5,653,624	$4,447,867
Federal funds sold	14,000	7,069	38,923	24,061
Interest-bearing deposits	1,316	1,612	3,337	3,049
Investments:
Taxable interest income	222,155	201,966	431,203	404,263
Nontaxable interest income	84,322	88,551	158,818	156,188
Corporate dividends	7,119	7,112	14,690	13,275
Total interest income	3,206,796	2,669,060	6,300,595	5,048,703
INTEREST EXPENSE:
Time deposits of $100,000 or more	276,378	194,271	559,179	339,197
Other time and savings deposits	855,631	623,520	1,692,984	1,196,859
Short-term borrowings	44,424	14,165	48,851	36,602
Long-term debt	138,634	135,259	275,797	264,214
Total interest expense	1,315,067	967,215	2,576,811	1,836,872
NET INTEREST INCOME	1,891,729	1,701,845	3,723,784	3,211,831
PROVISION FOR LOAN LOSSES	69,720	61,600	87,575	152,450
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,822,009	1,640,245	3,636,209	3,059,381
OTHER INCOME:
Services charges on deposit accounts	288,689	303,107	564,511	592,280
Other service fees and commissions	85,901	75,219	161,891	146,817
Securities losses	-	(123,684)	-	(208,124)
Equity in loss of Bank of Asheville Mortgage
Company, LLC	(11,212)	(5,402)	(34,066)	(16,651)
Other	30,736	21,235	52,147	41,356
Total other income	394,114	270,475	744,483	555,678
OTHER EXPENSES:
Salaries and wages	570,856	512,478	1,142,173	996,461
Employee benefits	108,386	85,471	207,767	169,339
Occupancy expense, net	119,080	83,868	238,702	170,114
Equipment rentals, depreciation and
maintenance	108,011	99,154	213,819	192,019
Supplies	69,635	61,606	130,791	122,544
Professional Fees	70,790	42,039	178,047	104,643
Data Processing Fees	162,006	139,218	319,222	278,604
Marketing	80,989	81,853	139,896	128,969
(Income) expenses from foreclosed properties	(2,000)	(2,009)	2,629	(917)
Other	110,494	90,213	200,471	146,615
Total other expenses	1,398,247	1,193,891	2,773,517	2,308,391
INCOME BEFORE INCOME TAXES	817,876	716,829	1,607,175	1,306,668
INCOME TAX PROVISION	293,304	250,417	582,572	457,067
NET INCOME	$524,572	$466,412	1,024,603	849,601

EARNINGS PER SHARE:
Basic	$.25	$.22	$.49	$0.40
Diluted	$.23	$.21	$.45	$0.37

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
NET INCOME	$524,572	$466,412	$1,024,603	$849,601
OTHER COMPREHENSIVE INCOME
Unrealized holding losses on securities
available for sale	(518,925)	(364,752)	(531,128)	(451,572)
Tax effect	200,046	140,594	204,750	174,082
Unrealized holding losses on securities
available for sale, net of tax	(318,879)	(224,158)	(326,378)	(277,490)

Reclassification adjustment for realized losses	-	123,684	-	280,124
Tax effect	-	(47,662)	-	(80,232)
Reclassification adjustment for realized losses,
net of tax	-	76,022	-	127,892

OTHER COMPREHENSIVE LOSS, NET OF TAX	(318,879)	(148,136)	(326,378)	(149,598)

COMPREHENSIVE INCOME	$205,693	$318,276	$698,225	$700,003

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2007 and 2006

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance December 31, 2005	1,401,266	$1,401,266	$6,805,331	$2,809,122	$(419,176)	$10,596,543
20% Stock Split	280,024	280,024	(280,024)
Net change in unrealized
losses on securities held for sale					(149,598)	(149,598)
Cash paid in lieu of fractional shares				(2,762)		(2,762)
Net Income				849,601		849,601
Balance June 30, 2006	1,681,290	$1,681,290	$6,525,307	$3,655,961	$(568,774)	$11,293,784

Balance December 31, 2006	1,682,290	$1,682,290	$6,528,387	$4,869,092	$(106,916)	$12,972,853
25% stock split	421,841	421,841	(421,841)
Net change in unrealized
losses on securities held for sale					(326,378)	(326,378)
Cash paid in lieu of fractional shares				(1,930)		(1,930)
Issuance of common stock pursuant
to the exercise of stock options	5,702	5,702	6,268			11,970
Net Income				1,024,603		1,024,603
Balance June 30, 2007	2,109,833	$2,109,833	$6,112,814	$5,891,765	$(433,294)	$13,681,118

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,024,603	$849,601
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	196,657	173,469
Provision for loan losses	87,575	152,450
Premium amortization and discount accretion, net	(10,816)	22,081
Deferred income tax provision	(40,226)	(24,055)
Net (income) expenses from foreclosed properties	1,000	(2,010)
Losses on sales of securities	-	208,124
(Gain) loss on disposal/sale of premises and equipment	(50)	550
(Increase) decrease in accrued interest receivable	184,876	(117,374)
(Increase) decrease in other assets	43,259	(21,310)
Increase in accrued interest payable	33,049	102,420
Increase in other liabilities	7,276	32,996
Net cash provided by operating activities	1,527,203	1,376,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,471,666)	(7,565,132)
Maturities of securities available for sale	1,414,988	1,145,698
Proceeds from sales of securities	-	8,044,456
Net increase in loans	(1,352,589)	(10,370,893)
Proceeds from sales of foreclosed properties	105,000	21,760
Proceeds from sales of premises and equipment	50	50
FHLB stock purchase	(204,300)	(261,700)
FHLB stock redemption	198,000	256,500
Additions to premises and equipment	(114,211)	(213,384)
Net cash used in investing activities	(1,424,728)	(8,942,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW Accounts, MMDA and savings accounts	(1,863,996)	(2,198,559)
Net increase in time deposits	7,908,131	8,172,495
Cash paid for fractional shares	(1,930)	(2,762)
Issuance of common stock	26	-
Proceeds of FHLB advances	5,200,000	11,270,000
Repayment of FHLB advances	(5,200,000)	(9,500,000)
Net decrease in short-term borrowing	(12,788)	-
Net cash provided by financing activities	6,029,443	7,741,174

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,131,918	175,471
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,026,627	6,860,962
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,158,545	$7,036,433

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2007 and December 31, 2006, and the consolidated results of their operations for the three and six-month periods ended June 30, 2007 and 2006 and their cash flows for the six-month periods ended June 30 2007 and 2006.  Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The accounting policies followed are set forth in Note 1 to the 2006 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $39,935,468 and $30,044,210 at June 30, 2007and December 31, 2006, respectively.

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted

Index

average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for the 5-for-4 stock split effected during June 2007, as summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Weighted average number of
common shares used in
computing basic net income
per share	2,104,131	2,101,706	2,107,427	2,101,706
Effect of dilutive stock options	178,511	172,921	180,659	166,042
Weighted average number of
common shares and dilutive
potential common shares
used in computing diluted net
income per common share	2,282,642	2,274,627	2,288,086	2,267,748

4.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—and interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 in the first quarter of 2007, and the adoption did not have a material impact on its consolidated financial statements.

5.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.   This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances.

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

During 2007, the Company remained focused on asset quality, asset growth and expansion.  Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality.  During the period asset quality continued to demonstrate improvement.  Non-performing assets decreased from $1,081,190 at December 31, 2006 to $902,498 at June 30, 2007.  Net charge-offs for the period totaled $42,157 compared to $86,714 for the six-month period ended June 30, 2006.  Loans outstanding remained relatively flat at $123,199,519 compared to December 31, 2006.  During the period, the Bank participated out several large loans to improve its liquidity.  Deposits increased 4.48% to $140,915,216.  The increase was attributable to marketing campaigns, sales calls efforts, higher interest rates and product development.

The Company increased its net interest income by 11.16% during the three-month period due to growth in net earning assets.  As a result of charge-offs and loan growth, the Company added $69,720 to the loan loss reserve compared to $61,600 during the comparable period in 2006.  Service charges on deposits and other service fees and commissions remained relatively flat at $374,590.  During the 2006 quarter, the Company realized $123,684 in losses from the sales of investment securities compared to none during same period in 2007.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $22,424 during the quarter compared to income of $10,804 during 2006, of which $11,212 and $5,402 was the Company’s portion during 2007 and 2006, respectively.  Non-interest expenses increased 17.12% primarily as a result of growth in loans, deposits, branch expansion, and personnel expenses.

Index

Net income totaled $524,572 and $466,412 for the quarters ended June 30, 2007 and 2006, respectively – an increase of 12.47%.

The Company increased its net interest income by 15.94% during the six-month period due to growth in net earning assets.  As a result of charge-offs and loan growth, the Company added $87,575 to the loan loss reserve compared to $152,450 during the comparable period in 2006.  Service charges on deposits and other service fees and commissions remained relatively flat at $726,402.  During the 2006 period, the Company realized $208,124 in losses from the sales of investment securities compared to none during same period in 2007.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $68,132 during the quarter compared to losses of $33,302 during 2006, of which $34,066 and $16,651 was the Company’s portion during 2007 and 2006, respectively.  Non-interest expenses increased 20.15% primarily as a result of growth in loans, deposits, marketing, branch expansion, and personnel expenses.  Management monitors expenses closely and reviews each expense relative to the benefit provided.

Net income totaled $1,024,603 and $849,601 for the six-month periods ended June 30, 2007 and 2006, respectively – an increase of 20.60%.

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2007 COMPARED TO DECEMBER 31, 2006

During the period from December 31, 2006 to June 30, 2007, total assets increased $6,767,993 or 4.29%.  This increase, reflected primarily in the cash and cash equivalents and loans, resulted from an increase in deposits.

Securities, federal funds sold and interest-bearing balances with other financial institutions at June 30, 2007 totaled $31,809,538 compared to $26,451,347 at December 31, 2006.  Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $463,300.

At June 30, 2007, the loan portfolio constituted 74.93% of the Company’s total assets.  Loans increased $735,799 from December 31, 2006 to June 30, 2007.  Management places a strong emphasis on loan quality.  At June 30, 2007, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented a material credit about which management was aware of any information which caused management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms outside of those identified as impaired.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $330,297, $1,131,396, and $1,320,500 at June 30, 2007 and 2006, and December 31, 2006, respectively.  The average recorded balance of impaired loans for the six months ended June 30, 2007 and 2006 totaled $703,277 and $1,654,169, respectively and $980,646 for the year ended December 31, 2006.  The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was $87,071, $34,434 and $3,000 at June 30, 2007 and 2006, and December 31, 2006 respectively.For the six-month periods ended June 30, 2007 and 2006, Weststar recognized interest income from impaired

Index

loans of approximately $1,535 and $920.See “Asset Quality” for discussion for an analysis of loan loss reserves.

Deposits increased $6,044,135 during the six months ended June 30, 2007.  The increase in deposits is primarily reflected in time accounts, which have continued to pay increasingly higher rates due to the higher interest rate environment and competition.  Demand deposits increased 4% during the period and totaled $28,698,255.  NOW and money market accounts decreased by $3,454,098, which was partially attributable to rate sensitive customers shifting funds to higher yielding time deposits.  Time deposits increased by $7,908,131.

Short-term borrowings consisted of securities sold under agreements to repurchase in the amount of $293,212.  These accounts bear variable rates tied to the daily federal funds rate and mature daily.

Long-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000 and junior subordinated debentures of $4,124,000.  The interest rate on this advance was 5.01% and matures on March 23, 2010.  Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.  The junior subordinated debentures bear a rate of LIBOR plus 315 basis points and pay dividends quarterly.  The rate is subject to quarterly resets.  The junior subordinated debentures mature October 7, 2033, and are callable on or after October 7, 2008.  Approximately $4 million was eligible for inclusion as Tier I capital.

The Company’s capital at June 30, 2007 to risk weighted assets totaled 15.34%.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of June 30, 2007, the Company’s capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2007 totaled $1,891,729 compared to $1,701,845 in 2006 primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing liabilities.  The Company’s net interest margins were approximately 4.74% and 4.94% for the quarters ended June 30, 2007 and 2006, respectively.  The decrease resulted from a higher cost of funds during the 2007 period.

Weststar recorded a provision for loan losses of $69,720 and $61,600 for the quarters ended June 30, 2007 and 2006, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the June 30, 2007 and 2006 quarters totaled $394,114 and $270,475, respectively.  The increase in other income primarily reflects realized losses of

Index

$123,684 from the sales of securities during the 2006 period compared to none during the same period in 2007.  Lower yielding securities were sold with funds being reinvested into higher yielding securities.  Service charges, fees and commissions remained relatively flat at $374,590.  The Mortgage Company posted net operating losses of $22,424 and $10,804 during the 2007 and 2006 periods, respectively, of which $11,212 and $5,402 was the Company’s portion during 2007 and 2006, respectively.

Other non-interest expense totaled $1,398,247 compared to $1,193,891 in 2005.  This increase was primarily attributable to overall company growth to support loans and deposits and branch expansion.  Professional fees increased from $42,039 during 2006 to $70,790.  The increase in fees was largely attributable to income tax preparation costs, and internal and external audit fees in relation to preparation for Sarbanes-Oxley Act of 2002 compliance.  Other expenses increased $20,281 primarily attributable FDIC insurance premiums, which began being assessed in 2007 to build the insurance reserve fund.  The FDIC believes this charge will continue to occur throughout 2008.  Income before income tax provision totaled $817,876 and $716,829 for the quarters ended June 30, 2007 and 2006, respectively.  Income tax provision totaled $293,304 and $250,417 for the quarters ended June 30, 2007 and 2006, respectively, which equated to an effective tax rate of 35.86% and 34.93%.  The effective income tax rate increased in 2007 because of an increase in relative taxable income in 2007.  Net income totaled $524,572 and $466,412 for the quarters ended June 30, 2007 and 2006, respectively.

Other comprehensive loss totaled $318,879 and $148,136 in 2007 and 2006, respectively.  Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $205,693 and $318,276 for the quarters ended June 30, 2007 and 2006, respectively.

COMPARATIVE SIX MONTHS

Net interest income for the six-month period June 30, 2007 totaled $3,723,784 compared to $3,211,831 in 2006 primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing liabilities.  The Company’s net interest margins were approximately 4.73% and 4.73% for the periods ended June 30, 2007 and 2006, respectively.

Weststar recorded a provision for loan losses of $87,575 and $152,450 for the six months ended June 30, 2007 and 2006, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the June 30, 2007 and 2006 periods totaled $744,483 and $555,678, respectively.  The increase in other income primarily reflects realized losses of $208,124 from the sales of securities during the 2006 period compared to none during the same period in 2007.  Lower yielding securities were sold with funds being reinvested into higher yielding securities.  Service charges, fees and commissions remained relatively flat at $726,402.  The Mortgage Company posted net operating losses of $68,132 and $33,302 during the 2007 and 2006 periods, respectively, of which $34,066 and $16,651 was the Company’s portion during 2007 and 2006, respectively.

Other non-interest expense totaled $2,773,517 compared to $2,308,391 in 2006.  This increase was primarily attributable to overall company growth to support loans, deposits and branch expansion.  Professional fees increased from $104,643 during 2006 to $178,047.  The increase in fees was largely attributable to income tax preparation costs, and internal and external audit

Index

fees in relation to preparation for Sarbanes-Oxley Act of 2002 compliance.  Net expenses from foreclosed properties totaled $2,629 during 2007 compared to net revenues of $917 during 2006.  Other expenses increased $53,856 primarily attributable to FDIC insurance premiums assessed during 2007.  Income before income tax provision totaled $1,607,175 and $1,306,668 for the periods ended June 30, 2007 and 2006, respectively.  Income tax provision totaled $582,572 and $457,067 for the periods ended June 30, 2007 and 2006, respectively, which equated to an effective tax rate of 36.25% and 34.98%.  The effective income tax rate increased in 2007 because of an increase in relative taxable income in 2007.  Net income totaled $1,024,603 and $849,601 for the periods ended June 30, 2007 and 2006, respectively.

Other comprehensive loss totaled $326,378 and $149,598 in 2007 and 2006, respectively.  Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $698,225 and $700,003 for the periods ended June 30, 2007 and 2006, respectively.

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

The Company uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any commitments to enter into those transactions. The Company monitors interest sensitivity by means of computer models that incorporate the current volumes, average rates, scheduled

Index

maturities and payments and repricing opportunities of asset and liability portfolios. Using this information, the model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, the Company assumes no growth in its balance sheet, because to do so could have the effect of distorting the balance sheet’s sensitivity to changing interest rates. The Company simulates the effects of interest rate changes on its earnings by assuming no change in interest rates as its base case scenario and either (1) gradually increasing or decreasing interest rates by over a twelve-month period or (2) immediately increasing or decreasing interest rates by .25%, .50%, 1% and 2%. The analysis shows that the net interest margin would be negatively effected by an increase in interest rates.  Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

	TERMS TO REPRICING AT JUNE 30, 2007
	1-90 Days	91-180 Days	181-365 Days	Total One	Non-	Total
				Year	Sensitive
Interest-earning assets:
Interest bearing deposits	$213,162	$-	$-	$213,162	$-	$213,162
Federal funds sold	5,819,000			5,819,000		5,819,000
Investment securities	1,890,091	1,355,252	1,735,569	4,980,912	21,501,581	26,482,493
Federal Home Loan Bank
stock	463,300	-	-	463,300	-	463,300
Loans (1)	97,312,253	1,447,472	2,000,247	100,759,972	22,112,682	122,872,654
Total Interest-earning assets	105,697,806	2,802,724	3,735,816	112,236,346	43,614,263	155,850,609

Interest-bearing liabilities:
Time deposits	24,640,623	23,023,929	15,427,111	63,091,663	3,700,832	66,792,495
All other deposits	45,424,466	-	-	45,424,466	-	45,424,466
Short-term debt	293,212	-	-	293,212	-	293,212
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	74,482,301	23,023,929	15,427,111	112,933,341	7,700,832	120,634,173

Interest sensitivity gap	$31,215,505	$(20,221,205)	$(11,691,295)	$(696,995)	$35,913,431
Cumulative interest sensitivity
Gap	$31,215,505	$10,994,300	$(696,995)
Cumulative ratio of interest-
earning assets as a percent
of interest sensitive liabilities	141.9%	12.2%	24.2%	99.4%

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

Index

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at June 30, 2007 and 2006, and December 31, 2006 was $1,929,498, $1,830,113 and $1,884,080 or 1.57%, 1.16% and 1.54%, respectively, of gross loans outstanding.   The ratio of net charge-offs to average loans outstanding was .07%, .16% and .14% during the periods ended June 30, 2007 and 2006, and December 31, 2006, respectively.  During the period, loan quality demonstrated significant improvement over March 31, 2007, June 30, 2006 and December 31, 2006.  During June the Company experienced its largest improvement in asset quality with nonperforming loans dropping to .20% of gross loans outstanding compared to .47% at March 31, 2007, .77% at June 30, 2006 and .62% at December 31, 2006.  The loan loss reserve increased from 1.50% of loans outstanding at March 31, 2007 to 1.57% at June 30, 2007 as a result of deterioration in a single loan for which management reserved 100% against the outstanding balance.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the six months ended June 30, 2007 and 2006, and for the year ended December 31, 2006.

Summary of Allowance for Loan Losses

	For the six months		For the year ended
	Ended June 30,		December 31,
	2007	2006	2006
Balance, beginning of period	$1,884,080	$1,760,377	$1,760,377
Charge-offs:
Commercial, financial and agricultural	(21,490)	(85,665)	(163,191)
Real Estate:
Construction	-	-	-
Mortgage	-	(14,161)	(14,160)
Consumer	(37,528)	(17,260)	(41,104)
Total charge-offs	(59,018)	(117,086)	(218,455)

Index

Recoveries
Commercial, financial, and agricultural	3,538	9,758	22,538
Real Estate:
Construction	-	-	-
Mortgage	-	6,483	-
Consumer	13,323	18,131	34,975
Total Recoveries	16,861	34,372	57,513
Net (charge-offs) recoveries	(42,157)	(82,714)	(160,942)
Provision charged to operations	87,575	152,450	284,645
Balance, end of period	$1,929,498	$1,830,113	$1,884,080

Percentage of net charge-offs to
Average loans	.07%	.16%	.14%
Percentage of allowance to
Period-end loans	1.57%	1.65%	1.54%

During 2007 there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses.  Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance. The Company does not have any significant loan concentrations.

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
	(Dollars in Thousands)
As of June 30, 2007
Total Capital (to Risk Weighted
Assets)
Consolidated	$19,724	15.34%	$10,285	8.00%	$12,857	10.00%
Bank	$18,707	14.58%	$10,264	8.00%	$12,830	10.00%

Tier 1 Capital (to Risk Weighted
Assets)
Consolidated	$18,113	14.09%	$5,143	4.00%	$7,714	6.00%
Bank	$17,099	13.33%	$5,132	4.00%	$7,698	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$18,113	11.04%	$6,565	4.00%	$8,207	5.00%
Bank	$17,099	10.44%	$6,554	4.00%	$8,193	5.00%

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

As of June 30, 2007 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $11.2 million, which represents 6.79% of total assets and 7.92% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $15.4 million. At June 30, 2007, outstanding commitments to extend credit and available lines of credit were $39.9 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 47.40% of Weststar’s total deposits at June 30, 2007. The Company’s growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 16.76% of the Company’s total deposits at June 30, 2007.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

Item 3(A)T.  Controls and Procedures

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

The annual meeting of stockholders was held on April 17, 2007.  Of 1,684,718 shares entitled to vote at the meeting, 1,500,572 or 89.07% voted.  The following matters were voted on at the meeting:
Proposal #1	For	Withheld
W. Edward Anderson	1,498,617	1,955
G. Gordon Greenwood	1,391,903	108,669
Darryl J. Hart	1,495,169	5,403

In addition, the following directors’ terms continued after the annual meeting: M. David Cogburn, M.D., Steven D. Cogburn, Patricia P. Grimes, Carol L. King, Stephen L. Pignatiello, Laura A. Webb and David N. Wilcox.
Proposal #2	For	Against	Abstain
2007 Incentive Stock Option Plan	882,934	139,635	478,003

Proposal #3	For	Against	Abstain
2007 Nonstatutory Stock Option Plan	871,456	145,122	483,994

Proposal #4	For	Against	Abstain
Dixon Hughes PLLC	1,498,802	458	1,312

Item 5. Other Information
(a)	None.
(b)	None.

Item 6.                     Exhibits

(a)	Exhibits.

10.1 –	Weststar Financial Services Corporation 2007 Incentive Stock Option Plan

10.2 –	Weststar Financial Services Corporation 2007 Nonstatutory Stock Option Plan

31.1 –	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: August 9, 2007	By:	/s/G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer