Form 10QSB
period 2007-09-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2007-11-14
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 29549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common stock, $1.00 par value – 2,117,529 shares outstanding as of November 13, 2007

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No ☒

Index

Part I.	FINANCIAL INFORMATION

Item I.	Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets	(unaudited)
	September 30,	December 31,
	2007	2006*
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$5,324,593	$4,816,290
Interest-bearing deposits	173,510	210,337
Federal funds sold	3,924,000	-
Total cash and cash equivalents	9,422,103	5,026,627
Investment securities- available for sale, at fair value (amortized cost of $27,301,945 and $26,415,000, respectively)	27,050,604	26,241,010
Loans	129,952,653	122,463,720
Allowance for loan losses	(1,968,455)	(1,884,080)
Net loans	127,984,198	120,579,640
Premises and equipment, net	3,033,377	3,004,590
Accrued interest receivable	1,011,844	918,780
Federal Home Loan Bank stock, at cost	463,300	457,000
Deferred income taxes	644,507	519,456
Foreclosed properties	87,787	106,000
Other assets	696,114	791,359
TOTAL	$170,393,834	$157,644,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$30,467,135	$27,463,717
NOW accounts	11,846,917	14,198,547
Money market accounts	29,209,519	32,367,876
Savings	2,202,665	1,956,577
Time deposits of $100,000 or more	26,742,576	18,747,373
Other time deposits	45,442,892	40,136,991
Total deposits	145,911,704	134,871,081
Short-term borrowings	286,408	306,000
Accrued interest payable	541,356	498,390
Other liabilities	1,010,708	872,138
Long-term debt	8,124,000	8,124,000
Total liabilities	155,874,176	144,671,609

SHAREHOLDERS’ EQUITY:
Preferred stock, authorized $1,000,000 shares; No shares issued and outstanding	-	-
Common stock, $1 par value, authorized- 9,000,000 shares; outstanding shares- and 2,117,529 at September 30, 2007 and 1,682,290 at December 31, 2006, respectively	2,117,529	1,682,290
Additional paid-in capital	6,131,884	6,528,387
Retained earnings	6,424,693	4,869,092
Accumulated other comprehensive loss	(154,448)	(106,916)
Total shareholders’ equity	14,519,658	12,972,853
Total	$170,393,834	$157,644,462

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$2,918,193	$2,640,558	$8,571,817	$7,088,425
Federal funds sold	69,012	27,203	107,935	51,264
Interest-bearing deposits	2,463	1,317	5,800	4,366
Investments:
Taxable interest income	231,183	213,616	662,386	617,879
Nontaxable interest income	85,682	79,915	244,500	236,103
Corporate dividends	8,430	7,068	23,120	20,343
Total interest income	3,314,963	2,969,677	9,615,558	8,018,380
INTEREST EXPENSE:
Time deposits of $100,000 or more	343,063	235,664	902,242	574,861
Other time and savings deposits	876,561	719,052	2,569,545	1,915,911
Short-term borrowings	3,226	30,204	52,077	66,806
Long-term debt	140,195	141,396	415,992	405,610
Total interest expense	1,363,045	1,126,316	3,939,856	2,963,188
NET INTEREST INCOME	1,951,918	1,843,361	5,675,702	5,055,192
PROVISION FOR LOAN LOSSES	137,395	60,750	224,970	213,200
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,814,523	1,782,611	5,450,732	4,841,992
OTHER INCOME:
Services charges on deposit accounts	290,610	310,372	855,121	902,652
Other service fees and commissions	91,260	75,619	253,151	222,436
Securities losses	(1,093)	(41,550)	(1,093)	(249,674)
Equity in income (loss) of Bank of Asheville Mortgage Company, LLC	(9,051)	11,380	(43,117)	(5,271)
Other	15,058	28,205	67,205	69,561
Total other income	386,784	384,026	1,131,267	939,704
OTHER EXPENSES:
Salaries and wages	590,524	532,848	1,732,697	1,529,309
Employee benefits	91,948	97,648	299,715	266,987
Occupancy expense, net	118,697	106,190	357,399	276,304
Equipment rentals, depreciation and maintenance	108,959	92,033	322,778	284,052
Supplies	74,197	65,530	204,988	188,074
Professional Fees	83,176	47,606	261,223	152,249
Data Processing Fees	127,480	153,983	446,702	432,587
Marketing	76,356	76,404	216,252	205,373
(Income) expenses from foreclosed properties	(11,917)	715	(9,288)	(202)
Other	108,773	67,730	309,244	214,345
Total other expenses	1,368,193	1,240,687	4,141,710	3,549,078
INCOME BEFORE INCOME TAXES	833,114	925,950	2,440,289	2,232,618
INCOME TAX PROVISION	300,186	333,180	882,758	790,247
NET INCOME	$532,928	$592,770	$1,557,531	$1,442,371

EARNINGS PER SHARE:
Basic	$.25	$.28	$.74	$.69
Diluted	$.23	$.26	$.68	$.64

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
NET INCOME	$532,928	$592,770	$1,557,531	$1,442,371
OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities available for sale	452,684	690,100	(78,444)	238,528
Tax effect	(174,510)	(266,033)	30,240	(91,952)
Unrealized holding gains (losses) on securities available for sale, net of tax	278,174	424,067	(48,204)	146,576

Reclassification adjustment for realized losses	1,093	41,550	1,093	249,674
Tax effect	(421)	(16,018)	(421)	(96,249)
Reclassification adjustment for realized losses, net of tax	672	25,532	672	153,425

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	278,846	449,599	(47,532)	300,001

COMPREHENSIVE INCOME	$811,774	$1,042,369	$1,509,999	$1,742,372

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2007 and 2006

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance December 31, 2005	1,401,266	$1,401,266	$6,805,331	$2,809,122	$(419,176)	$10,596,543
20% Stock Split	280,024	280,024	(280,024)
Net change in unrealized losses on securities held for sale					300,001	300,001
Cash paid in lieu of fractional shares				(2,762)		(2,762)
Net Income				1,442,371		1,442,371
Balance September 30, 2006	1,681,290	$1,681,290	$6,525,307	$4,248,731	$(119,175)	$12,336,153

Balance December 31, 2006	1,682,290	$1,682,290	$6,528,387	$4,869,092	$(106,916)	$12,972,853
25% stock split	421,841	421,841	(421,841)
Net change in unrealized losses on securities held for sale					(47,532)	(47,532)
Cash paid in lieu of fractional shares				(1,930)		(1,930)
Issuance of common stock pursuant to the exercise of stock options	13,398	13,398	8,185			38,736
Tax benefit on exercise of nonqualified stock options			17,153
Net Income				1,557,531		1,557,531
Balance September 30, 2007	2,117,529	$2,117,529	$6,131,884	$6,424,693	$(154,448)	$14,519,658

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,557,531	$1,442,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	291,758	254,653
Provision for loan losses	224,970	213,200
Premium amortization and discount accretion, net	(23,231)	17,043
Deferred income tax provision	(95,232)	(19,125)
Gain on sale foreclosed properties	(11,192)	(1,317)
Losses on sales of securities	1,093	249,674
(Gain) loss on disposal/sale of premises and equipment	(50)	2,067
Increase in accrued interest receivable	(88,964)	(227,899)
(Increase) decrease in other assets	91,145	(6,513)
Increase in accrued interest payable	42,966	160,810
Increase in other liabilities	155,723	349,076
Net cash provided by operating activities	2,146,517	2,434,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(3,942,950)	(9,513,257)
Maturities of securities available for sale	2,794,875	1,845,520
Proceeds from sales of securities	283,268	10,002,906
Net increase in loans	(8,291,948)	(18,438,635)
Proceeds from sales of foreclosed properties	691,825	163,067
Proceeds from sales of premises and equipment	50	50
FHLB stock purchase	(204,300)	(341,800)
FHLB stock redemption	198,000	256,500
Additions to premises and equipment	(320,545)	(681,322)
Net cash used in investing activities	(8,791,725)	(16,706,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, MMDA and savings accounts	(2,260,481)	(2,193,354)
Net increase in time deposits	13,301,104	10,710,360
Cash paid for fractional shares	(1,930)	(2,762)
Issuance of common stock	21,583	-
Proceeds of FHLB advances	5,200,000	14,820,000
Repayment of FHLB advances	(5,200,000)	(11,270,000)
Net decrease in short-term borrowing	(19,592)	-
Net cash provided by financing activities	11,040,684	12,064,244

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,395,476	(2,208,687)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,026,627	6,860,962
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,422,103	$4,652,275

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2007 and December 31, 2006, and the consolidated results of their operations for the three and nine-month periods ended September 30, 2007 and 2006 and their cash flows for the nine-month periods ended September 30 2007 and 2006.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The accounting policies followed are set forth in Note 1 to the 2006 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $39,133,572 and $30,044,210 at September 30, 2007and December 31, 2006, respectively.

3.	Basic and diluted net income per share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for the 5-for-4 stock split effected during June 2007, as summarized below:

Index

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per share	2,113,485	2,101,706	2,109,468	2,101,706
Effect of dilutive stock options	173,522	175,629	178,500	169,448
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	2,287,007	2,277,335	2,287,968	2,271,154

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

5.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.   This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances.  The Company does not anticipate the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

6.
Reclassifications – Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2007 presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously recorded.

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

During 2007, the Company remained focused on asset quality, asset growth and expansion.  Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality.  During the period asset quality continued to demonstrate improvement.  Non-performing assets decreased from $1,081,190 at December 31, 2006 to $184,755 at September 30, 2007.  Loans outstanding increased from $122,463,720 at December 31, 2006 to $129,952,652 at September 30, 2007, a 6.12% increase.  Deposits increased 8.19% to $145,911,704.  The increase was attributable to marketing campaigns, sales calls efforts, and product development.

The Company increased its net interest income by 5.89% during the three-month period due to growth in net earning assets.  As a result of charge-offs and loan growth, the Company added $137,395 to the loan loss reserve compared to $60,750 during the comparable period in 2006.  Service charges on deposits and other service fees and commissions remained relatively flat at $381,870.  During the 2007 quarter, the Company realized $1,093 in losses from the sales of investment securities compared to $41,550 during same period in 2006.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $18,102 during the quarter compared to income of $22,760 during 2006, of which $9,051 and $11,380 was the Company’s portion during 2007 and 2006, respectively.  Non-interest expenses increased 10.28% primarily as a result of growth in loans, deposits, branch expansion, and personnel expenses.

Net income totaled $532,928 and $592,770 for the quarters ended September 30, 2007 and 2006, respectively – a decrease of 10.10%.

Index

The Company increased its net interest income by 12.27% during the nine-month period due to growth in net earning assets.  As a result of charge-offs and loan growth, the Company added $224,970 to the loan loss reserve compared to $213,200 during the comparable period in 2006.  Service charges on deposits and other service fees and commissions remained relatively flat at $1,108,272.  During the 2007 period, the Company realized $1,093 in losses from the sales of investment securities compared to $249,674 during same period in 2006.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $86,234 during the period compared to losses of $10,542 during 2006, of which $43,117 and $5,271 was the Company’s portion during 2007 and 2006, respectively.  Non-interest expenses increased 16.70% primarily as a result of growth in loans, deposits, marketing, branch expansion, and personnel expenses.  Management monitors expenses closely and reviews each expense relative to the benefit provided.

Net income totaled $1,557,531 and $1,442,371 for the nine-month periods ended September 30, 2007 and 2006, respectively – an increase of 7.98%.

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2007 COMPARED TO DECEMBER 31, 2006

During the period from December 31, 2006 to September 30, 2007, total assets increased $12,749,372 or 8.09%.  This increase, reflected primarily in the cash and cash equivalents, investment securities and loans, resulted from an increase in deposits.

Securities, federal funds sold and interest-bearing balances with other financial institutions at September 30, 2007 totaled $31,148,114 compared to $26,451,347 at December 31, 2006.  Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $463,300.

At September 30, 2007, the loan portfolio constituted 76.27% of the Company’s total assets.  Loans increased $7,488,933 from December 31, 2006 to September 30, 2007.  Management places a strong emphasis on loan quality.  At September 30, 2007, there were no loans that (i) represented or resulted from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources, or (ii) represented a material credit about which management was aware of any information which caused management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms outside of those identified as impaired.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $98,503, $944,411, and $980,646 at September 30, 2007 and 2006, and December 31, 2006, respectively.  The average recorded balance of impaired loans for the nine months ended September 30, 2007 and 2006 totaled $501,939 and $1,458,483, respectively and $1,320,500 for the year ended December 31, 2006.  The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was none, $20,299 and $3,000 at September 30, 2007 and 2006, and December 31, 2006 respectively.For the nine-month periods ended September 30, 2007 and 2006, Weststar recognized interest income from impaired loans of approximately $1,535 and $3,620.See “Asset Quality” for discussion for an analysis of loan loss reserves.

Deposits increased $11,040,623 during the nine months ended September 30, 2007.  The increase was attributable to continued market penetration and branch expansion.  The increase in deposits is primarily reflected in time accounts, which have continued to pay increasingly higher rates due to the higher interest rate environment and competition.  Demand deposits increased 10.94% during the period and totaled $30,467,135.  NOW and money market accounts decreased by $5,509,987, which was partially attributable to rate sensitive customers shifting funds to higher yielding time deposits.  Time deposits increased by $13,301,104.

Index

Short-term borrowings consisted of securities sold under agreements to repurchase in the amount of $286,408.  These accounts bear variable rates tied to the daily federal funds rate and mature daily.

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

The Company’s capital at September 30, 2007 to risk weighted assets totaled 14.89%.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of September 30, 2007, the Company’s capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2007 totaled $1,951,918 compared to $1,843,361 in 2006 primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing liabilities.  The Company’s net interest margins were approximately 4.76% and 4.93% for the quarters ended September 30, 2007 and 2006, respectively.  The decrease resulted from a higher cost of funds during the 2007 period.

Weststar recorded a provision for loan losses of $137,395 and $60,750 for the quarters ended September 30, 2007 and 2006, respectively.  The increase in provision was largely attributable to loan growth during the period.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the September 30, 2007 and 2006 quarters totaled $386,784 and $384,026, respectively.  The increase in other income primarily reflects realized losses of $41,550 from the sales of securities during the 2006 period compared to $1,093 during the same period in 2007.  Lower yielding securities were sold with funds being reinvested into higher yielding securities.  Service charges, fees and commissions remained relatively flat at $381,870.  The Mortgage Company posted net operating losses of $18,102 during 2007 and a net operating profit of $22,760 during the 2006, respectively, of which $9,051 and $11,380 was the Company’s portion during 2007 and 2006, respectively.

Index

Other non-interest expense totaled $1,368,193 compared to $1,240,687 in 2006.  This increase was primarily attributable to overall company growth to support loans and deposits and branch expansion.  Professional fees increased from $47,606 during 2006 to $83,176.  The increase in fees was largely attributable to internal and external audit fees in relation to preparation for Sarbanes-Oxley Act of 2002 compliance.  Data processing fees decreased as a result of changing to a new item processing provider at a lower cost for service.  Other expenses increased $41,043 primarily attributable to FDIC insurance premiums, which began being assessed in 2007 to build the insurance reserve fund.  The FDIC believes this charge will continue to occur throughout 2008.  Income before income tax provision totaled $833,114 and $925,950 for the quarters ended September 30, 2007 and 2006, respectively.  Income tax provision totaled $300,186 and $333,180 for the quarters ended September 30, 2007 and 2006, respectively, which equated to an effective tax rate of 36.03% and 35.98%.  The effective income tax rate increased in 2007 because of an increase in relative taxable income in 2007.  Net income totaled $532,928 and $592,770 for the quarters ended September 30, 2007 and 2006, respectively.

Other comprehensive income totaled $278,846 and $449,599 in 2007 and 2006, respectively.  Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $811,774 and $1,042,369 for the quarters ended September 30, 2007 and 2006, respectively.

COMPARATIVE NINE MONTHS

Net interest income for the six-month period September 30, 2007 totaled $5,675,702 compared to $5,055,192 in 2006 primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing liabilities.  The Company’s net interest margins were approximately 4.74% and 4.80% for the periods ended September 30, 2007 and 2006, respectively.  The decrease resulted from a higher cost of funds during the 2007 period.

Weststar recorded a provision for loan losses of $224,970 and $213,200 for the nine months ended September 30, 2007 and 2006, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the September 30, 2007 and 2006 periods totaled $1,131,267 and $939,704, respectively.  The increase in other income primarily reflects realized losses of $249,674 from the sales of securities during the 2006 period compared to $1,093 during the same period in 2007.  Lower yielding securities were sold with funds being reinvested into higher yielding securities.  Service charges, fees and commissions remained relatively flat at $1,108,272.  The Mortgage Company posted net operating losses of $86,234 and $10,542 during the 2007 and 2006 periods, respectively, of which $43,117 and $5,271 was the Company’s portion during 2007 and 2006, respectively.

Other non-interest expense totaled $2,440,289 compared to $2,232,618 in 2006.  This increase was primarily attributable to overall company growth to support loans, deposits and branch expansion.  Professional fees increased from $152,249 during 2006 to $261,223.  The increase in fees was largely attributable to internal and external audit fees in relation to preparation for Sarbanes-Oxley Act of 2002 compliance.  Net revenues from foreclosed properties totaled $9,288 during 2007 compared to $202 during 2006.  Other expenses increased $94,899 primarily attributable to FDIC insurance premiums assessed during 2007.  Income before income tax provision totaled $2,440,289 and $2,232,618 for the periods ended September 30, 2007 and 2006, respectively.  Income tax provision totaled $882,758 and $790,247 for the periods ended September 30, 2007 and 2006, respectively, which equated to an effective tax rate of 36.17% and 35.40%.  The effective income tax rate increased in 2007 because of an increase in relative taxable income in 2007.  Net income totaled $1,557,531 and $1,442,371 for the periods ended September 30, 2007 and 2006, respectively.

Index

Other comprehensive income (loss) totaled $(47,532) and $300,001 in 2007 and 2006, respectively.  Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $1,509,999 and $1,742,372 for the periods ended September 30, 2007 and 2006, respectively.

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

The Company uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any commitments to enter into those transactions. The Company monitors interest sensitivity by means of computer models that incorporate the current volumes, average rates, scheduled maturities and payments and repricing opportunities of asset and liability portfolios. Using this information, the model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, the Company assumes no growth in its balance sheet, because to do so could have the effect of distorting the balance sheet’s sensitivity to changing interest rates. The Company simulates the effects of interest rate changes on its earnings by assuming no change in interest rates as its base case scenario and either (1) gradually increasing or decreasing interest rates by over a twelve-month period or (2) immediately increasing or decreasing interest rates by .25%, .50%, 1% and 2%. The analysis shows that the net interest margin would be positively effected by an increase in interest rates.  Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

Index

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

	TERMS TO REPRICING AT SEPTEMBER 30, 2007
	1-90 Days	91-180 Days	181-365 Days	Total One	Non-	Total
				Year	Sensitive
Interest-earning assets:
Interest bearing deposits	$173,510	$-	$-	$173,510	$-	$173,510
Federal funds sold	3,924,000			3,924,000		3,924,000
Investment securities	1,739,969	1,182,506	2,307,493	5,229,968	22,071,977	27,301,945
Federal Home Loan Bank stock	463,300	-	-	463,300	-	463,300
Loans (1)	102,320,130	1,205,897	4,054,640	107,580,667	22,275,018	129,855,685
Total Interest-earning assets	108,620,909	2,388,403	6,362,133	117,371,445	44,346,995	161,718,440,968

Interest-bearing liabilities:
Time deposits	25,002,804	23,702,765	15,668,137	64,373,706	7,811,762	72,185,468
All other deposits	43,259,101	-	-	43,259,101	-	43,259,101
Short-term debt	286,408	-	-	286,408	-	286,408
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	72,672,313	23,702,765	15,668,137	112,043,215	11,811,762	123,854,977

Interest sensitivity gap	$35,948,596	$(21,314,362)	$(9,306,004)	$5,328,230	$32,535,233
Cumulative interest sensitivity
Gap	$35,948,596	$14,634,234	$5,328,230
Ratio of interest-earning assets as a percent of interest sensitive liabilities	149.5%	10.1%	40.6%	104.8%

(1) Non-accrual loans have been excluded.
Weststar has established an acceptable range of 80% to 120% for the one year period, for interest-earning assets as a percent of interest sensitive liabilities.

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

Index

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment evaluations.

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at September 30, 2007 and 2006, and December 31, 2006 was $1,968,456, $1,862,809 and $1,884,080 or 1.51%, 1.57% and 1.54%, respectively, of gross loans outstanding.   The ratio of net charge-offs to average loans outstanding was .15%, .14% and .14% during the periods ended September 30, 2007 and 2006, and December 31, 2006, respectively.  During the period, loan quality demonstrated significant improvement over March 31, 2007, June 30, 2007, September 30, 2006 and December 31, 2006.  During September the Company experienced its largest improvement in asset quality with nonperforming loans dropping to .07% of gross loans outstanding compared to .47% at March 31, 2007, .27% at June 30, 2007, .95% at September 30, 2006 and .80% at December 31, 2006.  The loan loss reserve decreased from 1.57% of loans outstanding at June 30, 2007 to 1.51% at September 30, 2007 as a result of a charge-off of a single loan for which management reserved 100% against the outstanding balance.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006.

Summary of Allowance for Loan Losses

	For the nine months		For the year ended
	Ended September 30,		December 31,
	2007	2006	2006
Balance, beginning of period	$1,884,080	$1,760,377	$1,760,377
Charge-offs:
Commercial, financial and agricultural	(105,129)	(119,204)	(163,191)
Real Estate:
Construction	-	-	-
Mortgage	-	(14,161)	(14,160)
Consumer	(62,063)	(26,323)	(41,104)
Total charge-offs	(167,192)	(159,688)	(218,455)
Recoveries
Commercial, financial, and agricultural	3,838	20,149	22,538
Real Estate:
Construction	-	-	-
Mortgage	-	6,483	-
Consumer	22,759	22,288	34,975
Total Recoveries	26,597	48,920	57,513
Net (charge-offs) recoveries	(140,595)	(110,768)	(160,942)
Provision charged to operations	224,970	213,200	284,645
Balance, end of period	$1,968,455	$1,862,809	$1,884,080

Percentage of net charge-offs to average loans	.15%	.14%	.14%
Percentage of allowance to period-end loans	1.51%	1.57%	1.54%

Index

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

Index

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2007
Total Capital (to Risk Weighted Assets)
Consolidated	$20,388	14.89%	$10,953	8.00%	$13,692	10.00%
Bank	$19,297	14.12%	$10,932	8.00%	$13,665	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$18,673	13.64%	$5,477	4.00%	$8,215	6.00%
Bank	$17,585	12.87%	$5,466	4.00%	$8,199	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$18,673	11.17%	$6,684	4.00%	$8,355	5.00%
Bank	$17,585	10.54%	$6,674	4.00%	$8,342	5.00%

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

As of September 30, 2007 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $9.4 million, which represents 5.53% of total assets and 6.46% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $16.0 million. At September 30, 2007, outstanding commitments to extend credit and available lines of credit were $39.1 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 49.47% of Weststar’s total deposits at September 30, 2007. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 18.33% of the Company’s total deposits at September 30, 2007.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: November 13, 2007	By:	/s/ G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer