Form 10KSB
period 2007-12-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2008-03-07
CIK 1106181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number:   000-30515

WESTSTAR FINANCIAL SERVICES CORPORATION
(Name of small business issuer as specified in its charter)

NORTH CAROLINA
(State of Incorporation)

56-2181423
(I.R.S. Employer Identification No.)

79 Woodfin Place

Asheville, North Carolina  28801
(Address of Principal Executive Office)

(828) 252-1735
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $1.00 PAR VALUE

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note:  Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒       NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The Registrant’s revenues for the year ended December 31, 2007 were $14,430,200.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2007 was approximately $21,715,312.

The number of shares of the Registrant’s Common Stock outstanding on December 31, 2007 was 2,118,437.

Documents Incorporated by Reference:

PART III: Definitive Proxy Statement dated March 5, 2008 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 for the 2007 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format                      Yes  ☐     No ☒

Index

FORM 10-KSB CROSS-REFERENCE INDEX

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Weststar Financial Services Corporation provides these documents by mail upon request.

Index

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General

Weststar Financial Services Corporation (the “Registrant” or the “Company”) is a bank holding company formed in April 2000 to own all of the common stock of The Bank of Asheville (the “Bank”), a North Carolina-chartered bank that opened for business as a community bank in Asheville, Buncombe County, North Carolina in December 1997.  On October 8, 2003, the Company formed Weststar Financial Services Corporation I (the “Trust”), a Delaware statutory trust.  The Trust has had no operations subsequent to its formation in 2003 other than the issuance of trust preferred securities.  At this time, the Company does not engage in any business activities on its own.  It only owns the Bank, which engages in the commercial banking business, and the Trust, which was the legal entity formed for its issuance of $4.0 million in trust preferred securities in 2003.  On October 19, 2004, the Company formed Bank of Asheville Mortgage Company, LLC, a mortgage broker, of which the Company owns a 50% interest.

Primary Market Area

The Registrant’s market area consists of Asheville, Buncombe County, North Carolina and surrounding areas.  Buncombe County is part of the Asheville Ranally Metropolitan area.  Asheville is the county seat and the industrial center of Buncombe County with a population of approximately 72,200.  In addition, Asheville is the commercial hub for several other prosperous towns in Buncombe County, including Arden, Biltmore Forest, Black Mountain, Montreat, Skyland, Weaverville and Woodfin.  The total population of Buncombe County is 220,100.  Statistics are the latest issued by the Asheville Metro Business Research Center.

Competition

Commercial banking in North Carolinais extremely competitive in large part due to a long history of statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. In Buncombe County as of June 30, 2007 (the latest date for which statistics are available) there were 85 offices of 17 different commercial and savings banks (including the largest banks in North Carolina), as well as offices of credit unions and various other entities engaged in the extension of credit; the Registrant accounted for 3.6% of total deposits held by commercial banks and savings banks in Buncombe County.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of the Registrant’s competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolinabanks, which has heightened the competition among banks in North Carolina.

Despite the competition in its market area, the Registrant believes that it has certain competitive advantages that distinguish it from its competition. Registrant believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals.   Registrant is locally owned and managed, making credit and other decisions that have a direct bearing on faster service and more efficiently obtained credit.  Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. Registrant offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs. Registrant also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional newspaper and radio media to attract new customers. To enhance a positive image in the community, Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

The Bank currently employs 53 full-time equivalent employees.  Registrant does not have any officers or employees who are not also officers or employees of the Bank.  None of the Registrant’s employees are covered by a collective bargaining agreement.  The Registrant believes its relations with its employees to be good.

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

DEPOSIT INSURANCE. As a member institution of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to a maximum of $100,000 per depositor (or $250,000 per depositor for certain retirement accounts) through the Deposit Insurance Fund (“DIF”), administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The DIF assessment rates vary based on an institution’s capital position and other supervisory factors.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock, minority interests in certain equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions and restricted core capital elements, including trust preferred securities. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2007, the Company was classified as “well-capitalized” with Tier 1 and Total Risk - Based Capital of 13.04% and 14.29%, respectively.

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

Index

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

MISCELLANEOUS. The dividends that may be paid by Registrant are subject to legal limitations.  The Bank is the only source of dividends that may be paid by the Registrant.  In accordance with North Carolinabanking law, dividends may not be paid by the Bank unless its capital surplus is at least 50% of its paid-in capital.

The earnings of Registrant will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United Statesmoney supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United Statesgovernment securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

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

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 allows a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the Bank Holding Company Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.  The Registrant has elected not to register as a financial holding company.

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

The following table sets forth the location of the Registrant’s offices as of December 31, 2007.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Summary

Weststar Financial Services Corporation stock is traded on the Over-The-Counter Bulletin Board under the symbol “WFSC.” There were 2,118,437 shares outstanding at December 31, 2007 owned by approximately 800 shareholders.

During 2007, 187,197 shares of the Company’s common stock were traded.  The closing price of the stock on December 31, 2007 was $10.25.

The following table represents stock prices during the trading periods.

Index

2007	1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.
High	$13.40	$13.76	$13.50	$12.44
Low	$12.04	$12.12	$11.07	$9.25
Close	$12.40	$13.25	$11.95	$10.25

2006	1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.
High	$9.63	$12.00	$11.27	$13.20
Low	$6.74	$9.17	$9.60	$10.00
Close	$9.17	$11.20	$10.40	$13.20

No cash dividends were paid in 2007 or 2006.  A 25% stock dividend effected in the form of a 5-for-4 stock split was paid to shareholders in June 2007, and a 20% stock dividend effected in the form of a 6-for-5 stock split was paid to shareholders in May 2006.   Stock prices in the table above have been adjusted to reflect the stock dividends.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
908.497.2300 or 800.368.5948

Shareholder Information

For information, contact Randall C. Hall, Executive Vice President and Secretary, Weststar Financial Services Corporation, 79 Woodfin Place, Asheville, North Carolina, 28801 or rhall@bankofasheville.com.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 3:00 p.m., Tuesday, April 15, 2008, at the Renaissance Asheville Hotel, One Thomas Wolfe Plaza, Asheville, North Carolina.

Independent Auditors

Dixon Hughes PLLC, 6525 Morrison Boulevard, Suite 516, Charlotte, NC 28211-3563

See Item 11 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-B.

Index

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS

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

EXECUTIVE OVERVIEW

During 2007, the Company focused significant attention on improving asset quality, asset growth and expansion within its markets.  Management emphasized prudent underwriting standards, expanded periodic reviews of loans of $100,000 or more, and enhancement of its loan quality monitoring systems.  Net charge-offs during 2007 totaled $200,680 compared to $160,942 during 2006.  Non-performing assets totaled $283,470 and $1,081,190 at December 31, 2007 and 2006, respectively.  Loans outstanding grew by $13,270,504 or 10.84% to $135,734,224 from December 31, 2006 to December 31, 2007.  Management balanced loan growth through liquidity by maintaining 14.99% of the Company’s assets in the investment portfolio, which totaled $26,113,294 at December 31, 2007.

The Company held deposit market share in Buncombe County of approximately 3.6% as of June 30, 2007, according to the latest Federal Deposit Insurance Corporation statistics.  From December 31, 2006 to December 31, 2007 the Company’s deposits grew to $149,191,016 – an increase of 10.62%.  During 2007, the majority of the Company’s deposit growth originated from time-deposits; rate sensitive customers sought maximum yields on discretionary funds.  Additionally, a small segment of rate-sensitive customers shifted funds from lower yielding money market accounts to higher yielding time-deposits.  The impact along with an increase in market rates caused the Company’s cost of deposits to increase from 3.6% to 4.1%

The Company’s average interest rate spread decreased from 4.2% to 4.0% during 2007, which combined with net earning asset growth, resulted in a 9.83% increase in net interest income during 2007.  As a result of loan growth offset by a significant improvement in nonperforming loans, the Company added $406,725 to its allowance for loan losses compared to $284,645 in 2006.  Residential mortgage sales in the market area have slowed down; however, the Company has not experience the same magnitude as the national market.  The Company operates in a well diversified market.  Major economic drives include tourism, medical industry and light manufacturing.  The unemployment rate remains low, and the job market appears to be stable with no major layoffs. Non-interest income decreased $71,431 primarily as a result lower overdraft fees, fewer recoveries other than loans and a lower net loan servicing fees.  The Mortgage Company posted net operating loss of $120,198 during 2007 of which $60,099 was the Company’s portion compared to net income of $1,620 during 2006 of which $810 was the Company’s portion.  Securities losses totaled $ 1,093 during 2007 compared to $249,674 during 2006.  Non-interest expenses totaled $5,553,236 and $4,914,727 in 2007 and 2006, respectively.  Operating expenses increased as a result of opening a new branch at 199 Charlotte Highwayin Buncombe Countyduring the latter part of 2006 and increased expenses associated with supporting loan and deposit growth.  Management monitors expenses closely and reviews each expense relative to the benefit provided.  Net income totaled $2,046,006 in 2007 compared to $2,062,732 in 2006 – a decrease of .81%.  Comprehensive income, which is the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders, net of tax totaled $2,166,783 and $2,374,992 in 2007 and 2006, respectively.

Index

RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2007 compared to the year ended December 31, 2006.

2007 COMPARED TO 2006

Net income for 2007 totaled $2,046,006 compared to $2,062,732 in 2006 or $.89 and $.91 per diluted share for 2007 and 2006, respectively.  The return on average assets and equity, respectively, was 1.24% and 14.62% for 2007 compared to 1.39% and 17.68% in 2006.  The decrease in net income was primarily attributable increased provision for loan losses to accommodate loan growth, overhead associated with operating a new full-service banking location, which opened in late 2006, overall increased costs to service loans and deposits and losses incurred at the Mortgage Company.

Interest income, the primary source of revenue for the Company, was derived from interest-earning assets such as loans, investments and federal funds sold.  The rate earned on interest-earning assets and dollar volume of the interest-earning assets drive interest income. Interest income totaled $12,901,434 for the year ended December 31, 2007 compared to $11,121,208 in 2006.  Growth in the average balance of interest-earning assets increased from $140,684,468 to $157,701,528 or 12.10% and was complemented by a 30 basis point increase in the rate on interest-earning assets, which resulted in increased interest income.  Interest expense, derived from interest-bearing liabilities such as deposits and borrowed funds, totaled $5,295,506 in 2007 compared to $4,195,951 in 2006.  The increase in interest expense was primarily attributable to growth in interest-bearing liabilities, increased rates and a shift in the Company’s deposit composition.  The average balance of interest-bearing liabilities grew from $109,178,499 in 2006 to $122,327,327 in 2007 or 12.04%, while the cost of funds increased 50 basis points.

As a result of loan growth offset by a significant improvement in nonperforming assets, the Company added $406,725 to its allowance for loan losses compared to $284,645 in 2006.  Charge-offs, net of recoveries, totaled $200,680 for 2007 compared to $160,942 for 2006.  Nonperforming assets totaled $283,470 at the end of 2007 compared with $1,081,190 at the end of 2006.

Fee income totaled $1,589,958 in 2007 compared to $1,661,389 in 2006.  Service charge fees on deposit accounts and other fees and commissions earned account for the majority of non-interest income.  During 2007, the Company earned $1,153,611 from service charges on deposit accounts compared to $1,194,696 in 2006.  The decrease resulted from less revenue from overdraft fees, which is driven by overdraft activity.  Other service fees and commissions totaled $344,481 in 2007 compared to $310,528 in 2006.  The increase was primarily a result of increased fees from Visa, MasterCard and ATM interchange fees, which totaled $241,304 and $183,657 for 2007 and 2006, respectively.  The Mortgage Company posted a net loss of $120,198 during 2006 of which $60,099 was the Company’s portion compared to net income of $1,620 during 2007 of which $810 was the Company’s portion.  Decreased mortgage loan origination volume in 2007 resulted in the performance decline.  The Company sold investment securities during 2007 and 2006, which resulted in realized losses of $1,093 and $249,674.  Sales of $10,002,906 million in investment securities in 2006 resulted from portfolio repositioning due to increased market rates; sales in2007 totaled $283,268.  Other income, primarily the fees from the sales of checks and deposit slips, net loan servicing fees and recoveries other than loans, provided additional income of $91,866 in 2007 compared to $156,165 in 2006.

Other expenses totaled $5,553,236 in 2007 compared to $4,914,727 in 2006. Expenses increased as a result of increased personnel expense, increased supplies expense to process the Bank’s growth in loans and deposits, increased marketing expenses related to growth and expenses associated with a fifth full-service banking location, which opened during latter part of 2006.  Salaries and benefits accounted for $2,684,511 in 2007 or 48.34% of other expenses compared to $2,398,631 or 48.80% in 2006.  Equipment expenses totaled $429,588 in 2007 compared to $396,816 in 2006.  (Income) expense associated with foreclosures totaled $(8,593) during 2007 compared to $28,324 during 2006. Data processing fees decreased by $62,026 as a result of contract negotiations and transferring selected services to a more competitively priced provider.  Other non-interest expenses of $1,851,052 in 2007 compared to $1,432,252 in 2006 included sundry items such as marketing, accounting, occupancy, and insurance.  During 2007 the FDIC began assessing an FDIC insurance premium in addition to the FICO premium previously assessed in an effort to increase its reserves.  FDIC/FICO premiums totaled $88,539 in 2007 compared to $14,912 in 2006.  The FDIC estimates premiums to continue through 2008.

NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits) represents the most significant portion of the Company’s earnings.  It is management’s on-going policy to maximize net interest income, while maintaining an acceptable level of risk.  Net interest income totaled $7,605,928 and $6,925,257 for 2007 and 2006, respectively, representing an increase of 9.83% for 2007 over 2006.  Interest rate spreads have been at least 4.0% over the last two years.  The Company continues efforts to maximize this spread by management of both loan and deposit rates in order to support the overall earnings growth.  The following table presents the daily average balances, interest income/expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last two years.

Index

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
For the Years Ended December 31,

		2007			2006
		Average			Average
	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Cost	Expense	Balance	Cost	Expense

ASSETS:
Loans (1)	$127,403,492	9.0%	$11,507,239	$111,294,892	8.8%	$9,836,640
Taxable securities (2)	18,590,095	4.9%	914,872	18,758,635	4.6%	854,377
Non-taxable securities (3)	8,697,843	5.8%	330,868	8,371,136	5.8%	317,439
Federal funds sold	2,836,469	5.0%	140,895	2,125,593	5.0%	106,097
Interest-bearing deposits	173,629	4.4%	7,560	134,212	5.0%	6,655
Total interest-earning assets	157,701,528	8.3%	12,901,434	140,684,468	8.0%	11,121,208
All other assets	7,961,999			7,476,217
Total assets	$165,663,527			$148,160,685

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$113,156,413	4.1%	4,684,827	$99,429,058	3.6%	3,562,555
Short-term borrowings	1,046,914	5.3%	55,631	1,625,441	5.4%	87,335
Long-term debt	8,124,000	6.8%	555,048	8,124,000	6.7%	546,061
Total interest-bearing liabilities	122,327,327	4.3%	5,295,506	109,178,499	3.8%	4,195,951
Other liabilities	29,339,096			27,315,190
Shareholders’ equity	13,997,104			11,666,996
Total liabilities and shareholders’ equity	$165,663,527			$148,160,685

Net yield on earning-assets and net interest income (4)		4.9%	$7,605,928		5.0%	$6,925,257
Interest rate spread (5)		4.0%			4.2%

(1)	Nonaccrual loans have been included.
(2)	Includes investment in Federal Home Loan Bank.
(3)	Yields on tax-exempt investments have been adjusted to the tax equivalent basis using 34%.
(4)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.
(5)	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

Interest and Rate/Volume Variance
For the Years Ended December 31,

	2007 Compared to 2006			2006 Compared to 2005
	Volume (1)	Rate(1)	Total	Volume (1)	Rate (1)	Total
Interest-bearing deposits in other banks	$1,835	$(930)	$905	$4,173	$1,425	$5,598
Investment securities	4,424	69,500	73,924	38,860	267,008	305,868
Federal Funds sold	35,397	(599)	34,798	(270,598)	109,073	(161,525)
Loans	1,439,342	231,257	1,670,599	1,664,276	1,611,052	3,275,328
Increase in interest income	$1,480,998	$299,228	$1,780,226	$1,436,711	$1,988,558	$3,425,269

Interest-bearing deposits	$530,092	$592,180	$1,122,272	$273,155	$1,196,456	$1,469,611
Borrowings	(38,054)	15,337	(22,717)	89,801	98,056	187,857
Increase in interest expense	$492,038	$607,517	$1,099,555	$362,956	$1,294,512	$1,657,468

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variance.

Index

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS
(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2007, such unfunded commitments to extend credit were $38,206,567.

Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships, limited liability companies or trusts. However, the Bank has contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2007, payments due under such operating lease arrangements were $184,530, $184,530, $184,530, $188,280 and $193,530 in 2008 through 2012, respectively.

Liquidity requirements of the Company are met primarily through two categories of funds.  The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit less than $100,000.  The Company considers these to be a stable portion of the Company’s liability mix and results of on-going stable commercial and consumer banking relationships.  At December 31, 2007 and 2006, core deposits totaled $122,606,840 or 82.18%, and $116,123,708 or 86.10%, respectively, of the Company’s total deposits.

The other principal methods of funding utilized by the Company are through large denomination certificates of deposit, federal funds purchased and other short-term and long-term borrowings.  Upstream correspondent banks, including the Federal Home Loan Bank of Atlanta, have made available to the Company lines of credit of approximately $16.4 million.  Funding can also be borrowed from the Federal Reserve Bank’s discount window.  Funds borrowed from the Federal Reserve Bank are based upon a percentage of the underlying collateral.  The Company has incurred limited need to borrow from the Federal Reserve Bank; as a result no securities have been allocated to secure borrowings.  The Company’s policy is to emphasize core deposit growth rather than purchased or brokered liabilities as the cost of these funds is greater.

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

Index

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

Interest-bearing liabilities and the loan portfolio are generally repriced to current market rates. The Company’s balance sheet is slightly liability-sensitive in the one-year time period; meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Theoretically, during periods of rising rates, this results in decreased net interest income. The opposite occurs during periods of declining rates.

The Company uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any commitments to enter into those transactions. The Company monitors interest sensitivity by means of computer models that incorporate the current volumes, average rates, scheduled maturities and payments and repricing opportunities of asset and liability portfolios. Using this information, the model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, the Company assumes no growth in its balance sheet, because to do so could have the effect of distorting the balance sheet’s sensitivity to changing interest rates. The Company simulates the effects of interest rate changes on its earnings by assuming no change in interest rates as its base case scenario and either (1) gradually increasing or decreasing interest rates by over a twelve-month period or (2) immediately increasing or decreasing interest rates by 1% and 2%. Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which are projected to reprice or mature in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities.  Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  In addition, the table reflects scheduled principal payments which will be received throughout the lives of mortgage-backed securities.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

INTEREST RATE SENSITIVITY (GAP ANALYSIS)
DECEMBER 31, 2007

	1 – 90	91 – 180	181 – 365	Total	Non-
	Days	Days	Days	One Year	Sensitive	Total

Interest-earning assets:
Interest bearing deposits	$132,284	$-	$-	$132,284	$-	$132,284
Investment securities	733,943	649,091	718,558	2,101,592	23,989,147	26,090,739
Federal Home Loan
Bank stock	463,300	-	-	463,300	-	463,300
Loans	107,898,541	2,753,257	7,217,700	117,869,498	17,864,726	135,734,224
Total interest-earning assets	112,883,068	3,402,348	7,936,258	124,221,674	41,853,873	166,075,547

Interest-bearing liabilities:
Time deposits	29,097,646	19,329,922	26,051,051	74,478,619	491,736	74,970,355
All other deposits	46,198,792	-	-	46,198,792	-	46,198,792
Short-term borrowings	419,669	-	-	419,669	-	419,669
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	79,840,107	19,329,922	26,051,051	125,221,080	4,491,736	129,712,816

Interest sensitivity gap	$33,042,961	$(15,927,574)	$(18,114,793)	$(999,406)
Cumulative interest
sensitivity gap		17,115,387	$(999,406)
Interest-earning assets
as a percent of interest
sensitive liabilities	141.4%	17.6%	30.5%	99.2%
Cumulative interest-earning
assets as a percent of interest
sensitive liabilities	141.4%	117.3%	99.2%

The Company has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities for the total one year gap.

The following table presents the maturity distribution of the Company’s loans by type, including fixed rate loans.

MATURITIES AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST RATES
AS OF DECEMBER 31, 2007

	Within	One to	Five
	One	Five	Years or
	Year	Years	More

Commercial, financial and agricultural	$18,171,565	$5,984,525	$636,448
Real estate – mortgage	51,348,446	18,167,261	2,633,581

Predetermined rate, maturity
greater than one year	-	24,151,786	3,270,029
Variable rate or maturing within
one year	69,520,011	-	-

The Company paid an average rate of 4.1% on interest-bearing deposits during 2007 compared to 3.6% during 2006.  Significant growth in deposits came from interest-bearing time deposit accounts as rate conscious customers sought higher yields.  Time deposits increased from $58,884,364 to $74,970,355 or 27.32%, while non-time deposits decreased 2.32% to $74,220,661.   Increased customer awareness of interest rates increases the importance of rate management by the Company.  The Company’s management continuously monitors market pricing, competitor rates, and profitability.  Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing overall profit management.  The daily average amounts of deposits of the Company are summarized below.

Average Deposits
For the Year Ended December 31, 2007

Non-interest bearing deposits	$27,903,283
Interest-bearing	113,156,413
Total	$141,059,696

Index

The above table includes deposits of $100,000 or more, which at December 31, 2007 totaled $26,584,176.  The table below presents the maturities of deposits of $100,000 or more.

Maturities of Time Deposits of $100,000 or More
December 31, 2007

Greater
	Within	Within	Within	Than
Three	Six	Twelve	One
	Months	Months	Months	Year

Time deposits of $100,000 or more	$15,024,269	$5,080,635	$6,259,509	$219,763

CAPITAL RESOURCES

As of December 31, 2007 and 2006, the Company’s ratio of total capital to risk-adjusted assets was 14.29%, and 14.62%, respectively.  Average capital to average assets totaled 8.45% and 7.87% at December 31, 2007 and 2006, respectively.  The Company remains well capitalized and fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements.  The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company’s liquidity, capital resources or operations.

As of December 31, 2007, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

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

LOANS

The Company makes loans within its market area, defined as Asheville and Buncombe County, North Carolina.  It makes both commercial and consumer loans.  Total loans outstanding at December 31, 2007 and 2006 were $135,734,224 and $122,463,720, respectively.  The Company places emphasis on consumer loans and commercial loans to small businesses and professionals.  The Company has a diversified loan portfolio with no concentration to any one borrower or industry.  The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

Index

LOANS
December 31,

		2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

LOANS
Real Estate-
Construction	$36,559,609	27%	$30,224,993	25%	$19,350,978	19%	$11,470,223	13%	$8,372,934	11%
Mortgage	72,149,288	53%	67,334,420	55%	59,187,153	59%	51,633,458	61%	46,014,314	61%
Commercial, financial, and
agricultural	24,792,538	18%	23,318,857	19%	19,635,598	19%	20,162,307	24%	18,603,317	25%
Consumer	2,569,211	2%	1,851,043	1%	2,531,935	3%	1,747,694	2%	1,909,709	3%
Total Loans	136,070,646	100%	122,729,313	100%	100,705,664	100%	85,013,682	100%	74,900,274	100%
Deferred originations fees, net	(336,422)		(265,593)		(212,062)		(161,612)		(147,208)
Total loans, net of deferred fees	$135,734,224		$122,463,720		$100,493,602		$84,852,070		$74,753,066

NONPERFORMING ASSETS
December 31,

	2007	2006	2005	2004	2003
NONPERFORMING ASSETS
Nonaccrual loans	$195,683	$975,190	$1,754,653	$2,567,816	$2,145,772
Other real estate owned	87,787	106,000	127,000	401,345	1,145,186
Repossessions	-	-	-	42,241	121,783

Total	$283,470	$1,081,190	$1,881,653	$3,011,402	$3,412,741

Real estate loans comprised 80% of the portfolio in 2007 and 2006. Commercial loans comprised 18% of the portfolio in 2007 compared to 19% in 2006, while consumer loans comprised 2% in 2007 compared to 1% in 2006.  Commercial loans of $24,792,538, consumer loans of $2,569,211 and real estate mortgage loans of $72,149,288 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business and other generally recurring sources of income. Real estate construction loans of $36,559,609 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally are issued at then current market rates and have fixed expiration dates of 1 year or other termination clauses.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements.  Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit was $38,206,567 and $30,044,210 at

December 31, 2007 and 2006, respectively.

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

The recorded investment in loans that are considered to be impaired was $195,683 and $975,190 at December 31, 2007 and 2006, respectively.  The related allowance for loan losses determined was $120 and $3,000 at December 31, 2007 and 2006, respectively.  The average recorded investment in impaired loans during the years ended December 31, 2007 and 2006 was $400,074 and $1,320,500, respectively.  For the years ended December 31, 2007 and 2006, the Company recognized interest income from impaired loans of $1,535 and $5,270, respectively.

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

Index

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management analyzes the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at December 31, 2007 and 2006 was $2,090,125 and $1,884,080 or 1.54% and 1.54%, respectively, of gross loans outstanding.   The ratio of net charge-offs to average loans outstanding was .16% and .14% during 2007 and 2006, respectively.  Primarily because of a recessionary economy, charge-offs in 2003 exceeded that of prior historical experiences.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

	2007	2006	2005	2004	2003

Balance at beginning of year	$1,884,080	$1,760,377	$1,608,366	$1,174,003	$1,020,198
Loans charged-off
Commercial, financial, and
agricultural	(171,723)	(163,191)	(207,106)	(579,930)	(1,075,792)
Real Estate:
Construction	-	-	-	-	-
Mortgage	-	(14,160)	(129,401)	(48,000)	(157,142)
Consumer	(85,018)	(41,104)	(33,339)	(69,682)	(124,680)
Total charge-offs	(256,741)	(218,455)	(369,846)	(697,612)	(1,357,614)
Recoveries of loans previously
charged-off:
Commercial, Financial, and
agricultural	24,600	22,538	28,488	73,054	71,942
Real Estate:
Construction	-	-	-	-	-
Mortgage	-	-	-	25,000	-
Consumer	31,461	34,975	27,099	23,621	33,677
Total Recoveries	56,061	57,513	55,587	121,675	105,619
Net charge-offs	(200,680)	(160,942)	(314,259)	(575,937)	(1,251,995)
Provision for loan losses	406,725	284,645	466,270	1,010,300	1,405,800
Balance at end of year	$2,090,125	$1,884,080	$1,760,377	$1,608,366	$1,174,003

Ratio of net charge-offs during
the year to average loans
outstanding during the year	.16%	.14%	.35%	.72%	1.82%

Index

A slight slow down in economic growth partially offset with improved asset quality resulted in maintaining a 1.54% loan loss reserve at the end of 2007.  Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  Based upon this analysis, management believes the allowance is adequate to support current loans outstanding.  Management has continued its in-depth underwriting analysis, training and loan monitoring.

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

During 2007, there were no changes in the estimation methods that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses.  Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers affect the assessment of the allowance.

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

December 31,
		2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real Estate	$1,596,565	80%	$1,443,604	80%	$1,350,460	78%	$1,139,769	74%	$863,606	72%
Commercial, Financial
and Agricultural	437,351	18%	401,777	19%	341,925	19%	388,559	24%	267,584	25%
Consumer	56,209	2%	38,699	1%	67,992	3%	54,528	2%	23,722	3%
Unallocated	-	-	-	-	-	-	25,510	-	19,091	-
Total allowance	$2,090,125	100%	$1,884,080	100%	$1,760,377	100%	$1,608,366	100%	$1,174,003	100%

INVESTMENT SECURITIES

At December 31, 2007 and 2006, securities carried at market value totaled $26,113,294 and $26,241,010, respectively, with amortized costs of $26,090,739 and $26,415,000, respectively.  All investment securities are available for sale.  Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors.

MATURITIES AND YIELDS OF DEBT SECURITIES

December 31, 2007
Available for sale: (1)
	Amortized
TYPE	Cost	Yield (2)
Mortgage-backed securities- within 1 year	$787,042	3.1%

U.S. Government agencies- within 1 to 5 years	500,000	4.4%
Mortgage-backed securities- within 1 to 5 years	1,521,833	4.0%
Municipal bonds- due within 1 to 5 years	556,685	5.0%
Total- within 1 to 5 years	2,578,518	4.3%

U.S. Government agencies- within 5 to 10 years	3,057,388	5.3%
Mortgage-backed securities- within 5 to 10 years	2,109,757	3.8%
Municipal bonds- within 5 to 10 years	1,090,077	5.3%
Total- within 5 to 10 years	6,257,222	4.8%

Mortgage-backed securities- greater than 10 years	9,320,592	5.4%
Municipal bonds- greater than 10 years	7,147,365	6.1%
Total- greater than 10 years	16,467,957	5.7%

Total	$26,090,739	5.3%

Index

December 31, 2006
Available for sale: (1)

	Amortized
Type	Cost	Yield (2)
U.S. Government agencies- within 1 year	$1,500,000	3.9%

Mortgage-backed securities- within 1 to 5 years	2,897,219	3.8%
Municipal bonds- due within 1 to 5 years	557,215	5.0%
Total- within 1 to 5 years	3,454,434	4.0%

U.S. Government agencies- within 5 to 10 years	3,421,665	5.4%
Mortgage-backed securities- within 5 to 10 years	2,761,099	4.1%
Municipal bonds- within 5 to 10 years	727,973	5.0%
Total- within 5 to 10 years	6,910,737	4.8%

Mortgage-backed securities- greater than 10 years	7,202,599	5.0%
Municipal bonds- greater than 10 years	7,347,230	6.3%
Total- greater than 10 years	14,549,829	5.7%

Total	$26,415,000	5.1%

(1)	Securities available for sale are stated at amortized cost.
(2)	Yields on tax-exempt securities have been adjusted to the tax equivalent basis using 34%.

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

Index

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

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investments are reviewed quarterly for indicators of other-than-temporary impairment.  This determination requires significant judgment.  In making this judgment, management employs a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of investments.  If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the intent and ability to hold the investment.  Management also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, operational and financing cash flow factors, and rating agency actions.  Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.  If market, industry and/or investee conditions deteriorate, management may incur future impairments.

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

SELECTED FINANCIAL INFORMATION AND OTHER DATA

SELECTED AVERAGE BALANCES:
	2007	Yield	2006	Yield

Non-interest bearing demand deposits	$27,903,283		$26,152,829
Interest-bearing demand deposits	43,204,940	2.6%	45,304,319	2.4%
Savings deposits	2,136,461	.5%	2,177,100	.5%
Time deposits	67,815,012	5.2%	51,947,639	4.7%
Total deposits	$141,059,696		$125,581,887

SELECTED PERFORMANCE RATIOS:

Return on average assets	1.24%		1.39%
Return on average equity	14.62%		17.68%
Dividend payout ratio	0%		0%
Equity to assets ratio	8.45%		7.87%

 FORWARD LOOKING STATEMENTS

The discussions presented in this annual report contain statements that are forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events.  Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

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

We have audited the accompanying consolidated balance sheets of Weststar Financial Services Corporation and Subsidiary (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weststar Financial Services Corporation and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina
March 5, 2008

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS	2007	2006

Cash and cash equivalents:
Cash and due from banks	$4,740,172	$4,816,290
Interest-bearing deposits	132,284	210,337
Federal funds sold	3,655,000	-
Total cash and cash equivalents	8,527,456	5,026,627
Investment securities - available for sale, at fair value
(amortized cost of $26,090,739 and $26,415,000 at
December 31, 2007 and 2006, respectively)	26,113,294	26,241,010
Loans	135,734,224	122,463,720
Allowance for loan losses	(2,090,125)	(1,884,080)
Net loans	133,644,099	120,579,640
Premises and equipment, net	2,981,163	3,004,590
Accrued interest receivable	972,603	918,780
Federal Home Loan Bank stock, at cost	463,300	457,000
Deferred income taxes	572,594	519,456
Foreclosed properties	87,787	106,000
Other assets	895,702	791,359

TOTAL	$174,257,998	$157,644,462

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Demand	$28,021,869	$27,463,717
NOW accounts	15,645,860	14,198,547
Money market accounts	28,609,220	32,367,876
Savings	1,943,712	1,956,577
Time deposits of $100,000 or more	26,584,176	18,747,373
Other time deposits	48,386,179	40,136,991
Total deposits	149,191,016	134,871,081
Short-term borrowings	419,669	306,000
Accrued interest payable	567,710	498,390
Other liabilities	776,364	872,138
Long-term debt	8,124,000	8,124,000
Total liabilities	159,078,759	144,671,609

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, authorized - 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $1 par value, authorized - 9,000,000 shares;
outstanding shares – 2,118,437 and 1,682,290 at
December 31, 2007 and 2006, respectively	2,118,437	1,682,290
Additional paid-in capital	6,133,773	6,528,387
Retained earnings	6,913,168	4,869,092
Accumulated other comprehensive income (loss)	13,861	(106,916)
Total shareholders’ equity	15,179,239	12,972,853

TOTAL	$174,257,998	$157,644,462

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2007 and 2006

	2007	2006
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,507,239	$9,836,640
Federal funds sold	140,895	106,097
Interest-bearing deposits	7,560	6,655
Investments:
Taxable interest income	884,745	825,639
Non-taxable interest income	330,868	317,439
Dividends	30,127	28,738
Total interest and dividend income	12,901,434	11,121,208

INTEREST EXPENSE:
Time deposits of $100,000 or more	1,248,784	836,061
Other time and interest bearing-deposits	3,436,043	2,726,494
Short-term borrowings	55,631	87,335
Long-term debt	555,048	546,061
Total interest expense	5,295,506	4,195,951

NET INTEREST INCOME	7,605,928	6,925,257

PROVISION FOR LOAN LOSSES	406,725	284,645

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	7,199,203	6,640,612

OTHER INCOME:
Service charges on deposit accounts	1,153,611	1,194,696
Other service fees and commissions	344,481	310,528
Securities losses	(1,093)	(249,674)
Equity in income (loss) of Bank of Asheville Mortgage Company, LLC	(60,099)	810
Other	91,866	156,165
Total other income	1,528,766	1,412,525

OTHER EXPENSES:
Salaries and wages	2,341,046	2,087,074
Employee benefits	343,465	311,557
Occupancy expense, net	472,912	395,132
Equipment rentals, depreciation and maintenance	429,588	396,816
Supplies	277,799	261,603
Data processing fees	596,678	658,704
Professional fees	355,529	223,986
Marketing	310,073	250,948
(Income) expense from foreclosed properties	(8,593)	28,324
Other	434,739	300,583
Total other expenses	5,553,236	4,914,727

INCOME BEFORE INCOME TAX PROVISION	3,174,733	3,138,410

INCOME TAX PROVISION	1,128,727	1,075,678

NET INCOME	$2,046,006	$2,062,732

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
Years Ended December 31, 2007 and 2006

	2007	2006

OTHER COMPREHENSIVE INCOME BEFORE TAX:
Unrealized holding gains on securities available for sale	$195,452	$258,478
Tax effect	(75,347)	(99,643)
Unrealized holding gains on securities available
for sale, net of tax	120,105	158,835

Reclassification adjustment for realized losses	1,093	249,674
Tax effect	(421)	(96,249)
Reclassification adjustment for realized losses,
net of tax	672	153,425

OTHER COMPREHENSIVE INCOME, NET OF TAX	120,777	312,260

COMPREHENSIVE INCOME	$2,166,783	$2,374,992

BASIC NET INCOME PER COMMON SHARE	$.97	$.98

DILUTED NET INCOME COMMON PER SHARE	$.89	$.91

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-In	Retained	hensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

BALANCE, DECEMBER 31, 2006	1,401,266	$1,401,266	$6,805,331	$2,809,122	$(419,176)	$10,596,543

Six-for-five stock split	280,024	280,024	(280,024)	-	-	-
Net unrealized losses
securities available for sale	-	-	-	-	312,260	312,260
Issuance of common stock pursuant
to the exercise of stock options	1,000	1,000	3,080	-	-	4,080
Cash paid in lieu of fractional shares	-	-	-	(2,762)	-	(2,762)
Net income	-	-	-	2,062,732	-	2,062,732

BALANCE, DECEMBER 31, 2007	1,682,290	1,682,290	6,528,387	4,869,092	(106,916)	12,972,853

Five-for-four stock split	421,841	421,841	(421,841)	-	-	-
Net unrealized gains
securities available for sale	-	-	-	-	120,777	120,777
Issuance of common stock pursuant
to the exercise of stock options	14,306	14,306	7,281	-	-	21,587
Tax benefit on exercise of non-
qualified stock options	-	-	19,946	-	-	19,946
Cash paid in lieu of fractional shares	-	-	-	(1,930)	-	(1,930)
Net income	-	-	-	2,046,006	-	2,046,006

BALANCE, DECEMBER 31, 2007	2,118,437	$2,118,437	$6,133,773	$6,913,168	$13,861	$15,179,239

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,046,006	$2,062,732
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	395,947	367,972
Provision for loan losses	406,725	284,645
Premium amortization and discount accretion, net	(29,621)	12,873
Deferred income tax provision	(128,906)	(42)
(Income) expense from foreclosed properties	(11,192)	25,110
(Gain) loss on disposals of premises and equipment	(50)	2,067
Losses on sales of securities	1,093	249,674
Increase in accrued interest receivable	(53,823)	(215,105)
Increase in other assets	(104,343)	(119,081)
Increase in accrued interest payable	69,320	231,555
Increase (decrease) in other liabilities	(95,774)	218,880
Net cash provided by operating activities	2,495,382	3,121,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(4,442,950)	(10,653,655)
Maturities of securities available for sale	4,512,471	2,480,092
Net increase in loans	(14,133,604)	(22,304,987)
Proceeds from the sales of foreclosed properties	691,825	169,817
Proceeds from sales of securities	283,268	10,002,906
Proceeds from sales of premises and equipment	50	50
Additions to premises and equipment	(372,520)	(789,838)
Purchase of Federal Home Loan Bank Stock	(204,300)	(341,800)
FHLB Stock Redemption	198,000	416,300
Net cash used in investing activities	(13,467,760)	(21,021,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW
accounts and savings accounts	(1,766,056)	435,480
Net increase in certificates of deposits	16,085,991	15,322,702
Net increase in short-term borrowings	113,669	306,000
Cash paid in lieu of fractional shares	(1,930)	(2,762)
Issuance of common stock	21,587	4,080
Tax Benefit from Nonqualified Stock Options	19,946	-
Proceeds from Federal Home Loan Bank advances	5,200,000	14,820,000
Maturities of Federal Home Loan Bank advances	(5,200,000)	(14,820,000)
Net cash provided by financing activities	14,473,207	16,065,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,500,829	(1,834,335)

CASH AND CASH EQUIVALENTS:
Beginning of year	5,026,627	6,860,962

End of year	$8,527,456	$5,026,627

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$5,226,186	$3,964,396
Cash paid for income taxes	$1,332,740	$1,115,472

NONCASH TRANSACTIONS:
Loans transferred to foreclosed properties	$662,420	$173,927
Net unrealized gain (loss) on investment securities available
for sale, net of deferred income tax expense (benefit)	$120,777	$312,260

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Weststar Financial Services Corporation is a holding company with one subsidiary, The Bank of Asheville (the “Bank”).  The Bank is a state chartered commercial bank which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000. Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities.  The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.  Bank of Asheville Mortgage Company, LLC (the “Mortgage Company”) is a state chartered mortgage limited liability company which was organized in North Carolina on October 19, 2004 of which Weststar Financial Services Corporation is a 50% owner.  The Mortgage Company originates conventional mortgage loans.

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
Years Ended December 31, 2007 and 2006

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

Mortgage Servicing Rights

When mortgage loans are sold, the proceeds are allocated between the related loans and the retained servicing rights based on their relative fair values.  Servicing assets are amortized over the average period of estimated net servicing income.  The Company recorded amortization of mortgage servicing rights of $27,957 and $3,647 during the years ended December 31, 2007 and 2006, respectively.

All servicing assets are assessed for impairment based on their fair value.  The Company recognized no impairment during the years ended December 31, 2007 and 2006.

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
Years Ended December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)
At December 31, 2007, the Company had two stock-based compensation plans, which had fully vested during 2005.  Therefore, no compensation costs were recognized for stock option awards during 2007 and 2006, respectively.

The Company estimated aggregate option values of $3.10 for 2007 and 2006, respectively, in order to compute its estimation of option compensation expense associated with the fair value method, using The Black Scholes Model.  The following assumptions were used for 2007 and 2006.

Risk-free rate	5.12%
Average expected term (years)	9.06
Expected volatility	123.06%
Expected dividend yield	0.00%
Expected turnover	2.00%

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

Uncertainty in Income Taxes applies to all “tax positions” within the scope of SFAS 109.  The Company applies a “more-likely-than-not” threshold for initial recognition of a tax benefit in the financial statements, and requires measurement of the amount of benefit to be recognized based upon the larger amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”(“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognizedin financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, was effective for the Company in the first quarter of fiscal 2007. The adoption of FIN 48 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. During 2007 and 2006, there were no shares excluded due to antidilution.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for the 5-for-4 stock split paid June 2007, as summarized below:

	2007	2006
Weighted average number of common shares used in
in computing basic net income per share	2,111,612	2,101,740

Effect of dilutive stock options	175,050	171,788

Weighted average number of common shares and dilutive potential
common shares used in computing diluted net income per share	2,286,662	2,273,528

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Standards– SFAS No. 141 (R), Business Combinations, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as of the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  In addition, this statement expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances.  The Company did not elect early adoption.  The Company has determined the impact of adopting SFAS No. 159 on its financial statements to be immaterial.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances.  SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has determined the impact of adopting SFAS 157 on its financial statements to be immaterial.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-dollar Life Insurance Arrangements” (“EITF Issue 06-4”).  IETF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 based on the substantive agreement of the employee.  If the employee has effectively agreed to maintain a life insurance policy during the postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB No. 12.  If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either FASB Statement No. 106 or APB No. 12.  EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF Issue 06-4 did not have a material financial  impact on the consolidated financial statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, The SEC staff issued SAB No. 110, Certain Assumptions Used in Valuation Methods, which  expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, Share-Based Payment, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  This simplified method will continue to be accepted by the staff provided certain conditions are met whereby the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term of the plain vanilla option.

Reclassifications - Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2007 presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously recorded.

2.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2007 and 2006 are as follows:

Available-for-sale securities consist of the following at December 31, 2007:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Type and Maturity Group

Mortgage-backed securities -
Within 1 year	$787,042	$-	$(6,884)	$780,158

U.S. Government agencies due –
Within 1 to 5 years	500,000	-	(84)	499,916
Mortgage-backed securities due -
Within 1 to 5 years	1,521,833	-	(13,011)	1,508,822
Municipal bonds due –
Within 1 to 5 years	556,685	2,208	-	558,893
Total due within 1 to 5 years	2,578,518	2,208	(13,095)	2,567,631

U.S. Government agencies due -
Within 5 to 10 years	3,057,388	38,185	(8,564)	3,087,009
Mortgage-backed securities due -
Within 5 to 10 years	2,109,757	1,274	(19,676)	2,091,355
Municipal bonds due –
Within 5 to 10 years	1,090,077	1,933	(15,749)	1,076,261
Total due within 5 to 10 years	6,257,222	41,392	(43,989)	6,254,625

Mortgage-backed securities due -
after 10 years	9,320,592	103,906	(6,887)	9,417,611
Municipal bonds due –
after 10 years	7,147,365	5,302	(59,398)	7,093,269
Total due after years	16,467,957	109,208	(66,285)	16,510,880

Total at December 31, 2007	$26,090,739	$152,808	$(130,253)	$26,113,294

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

2.	INVESTMENT SECURITIES (Continued)

Available-for-sale securities consist of the following at December 31, 2006:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Type and Maturity Group

U.S. Government agencies due -
Within 1 year	$1,500,000	$-	$(15,625)	$1,484,375

U.S. Government agencies due –
Within 1 year
Mortgage-backed securities due -
Within 1 to 5 years	2,897,219	-	(68,597)	2,828,622
Municipal bonds due –
Within 1 to 5 years	557,215	-	(7,800)	549,415
Total due with in 1 to 5 years	3,454,434	-	(76,397)	3,378,037

U.S. Government agencies due -
Within 5 to 10 years	3,421,665	50,382	(14,380)	3,457,667
Mortgage-backed securities due -
Within 5 to 10 years	2,761,099	-	(86,236)	2,674,863
Municipal bonds due –
Within 5 to 10 years	727,973	-	(20,549)	707,424
Total due within 5 to 10 years	6,910,737	50,382	(121,165)	6,839,954

Mortgage-backed securities due -
after 10 years	7,202,599	55,114	(38,707)	7,219,006
Municipal bonds due –
after 10 years	7,347,230	13,300	(40,892)	7,319,638
Total due after 10 years	14,549,829	68,414	(79,599)	14,538,644

Total at December 31, 2006	$26,415,000	$118,796	$(292,786)	$26,241,010

For the year ended December 31, 2007 and 2006, proceeds from the sales of investment securities available for sale totaled $283,268 and $10,002,906, respectively.  Gross realized losses from the sales in 2007 and 2006 amounted to $1,093 and $249,674, respectively.

Securities with carrying values of $1,915,652 and $1,400,000 at December 31, 2007 and 2006, respectively, were pledged to secure public monies on deposit as required by law.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.  These investments represent securities that the Company has the positive intent and ability to hold to maturity.  The unrealized losses on investment securities as of December 31, 2007 and 2006 are a result of volatility in the market during 2007 and 2006 and relate to two U.S. Government agency bonds, 15 Municipal bonds and 15 Mortgage-backed securities at December 31, 2007 and four U.S. Government agency bonds, 18 Municipal bonds and 18 Mortgage-backed securities at December 31, 2006. All unrealized losses on investment securities resulted from increases in interest rates and are considered by management to be temporary given the credit ratings on these investment securities and the duration of the unrealized loss.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

2.	INVESTMENT SECURITIES (Continued)

December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$1,915,243	$(8,648)	$-	$-	$1,915,243	$(8,648)
Mortgage-backed securities	-	-	4,697,677	(46,458)	4,697,677	(46,458)
Municipal bonds	3,667,339	(41,765)	2,342,558	(33,382)	6,009,897	(75,147)

Total temporarily impaired
securities	$5,582,582	$(50,413)	$7,040,235	$(79,840)	$12,622,817	$(130,253)

December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$-	$-	$3,090,229	$(30,005)	$3,090,229	$(30,005)
Mortgage-backed securities	634,117	(3,912)	6,983,946	(189,628)	7,618,063	(193,540)
Municipal bonds	3,312,138	(21,855)	2,387,884	(47,386)	5,700,022	(69,241)

Total temporarily impaired
securities	$3,946,255	$(25,767)	$12,462,059	$(267,019)	$16,408,314	$(292,786)

The aggregate cost of the Company’s cost method investment, Federal Home Loan Bank stock, totaled $463,300 and $457,000 at December 31, 2007 and 2006, respectively.  The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired).  The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.

3.	LOANS

Loans at December 31, 2007 and 2006 classified by type are as follows:

	2007	2006
Real estate:
Construction	$36,559,609	$30,224,993
Mortgage	72,149,288	67,334,420
Commercial, financial and agricultural	24,792,538	23,318,857
Consumer	2,569,211	1,851,043
Subtotal	136,070,646	122,729,313
Net deferred loan origination fees	(336,422)	(265,593)

Total	$135,734,224	$122,463,720

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

3.	LOANS (Continued)

Nonperforming assets at December 31, 2007 and 2006:

	2007	2006

Nonaccrual loans	$195,683	$975,190
Foreclosed properties	87,787	106,000
Repossessions	-	-

Total	$283,470	$1,081,190

No loans have been restructured during 2007 or 2006. Loans totaling $195,683 and $975,190 were considered impaired as of December 31, 2007 and 2006, respectively.  Impaired loans of $195,683 and $975,190 had related allowances for loan losses of $120 and $3,000 at December 31, 2007 and 2006, respectively. The average recorded investment in impaired loans during the years ended December 31, 2007 and 2006 was $400,074 and $1,320,500, respectively.  For the years ended December 31, 2007 and 2006, the Company recognized interest income from impaired loans of approximately $1,535 and $5,270, respectively.

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Company in the ordinary course of business. At December 31, 2006, directors’ direct and indirect indebtedness to the Company aggregated $1,897,882.  During 2007, $1,450,246 in new loans were made and repayments of $1,679,462 were collected, resulting in a balance of $1,668,666 at December 31, 2007.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other non-related borrowers.  Management does not believe these loans involve more than the normal risk of uncollectibility or present other unfavorable features.

4.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Balance at beginning of year	$1,884,080	$1,760,377
Provision for loan losses	406,725	284,645
Charge-offs	(256,741)	(218,455)
Recoveries	56,061	57,513

Balance at end of year	$2,090,125	$1,884,080

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

5.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006

Land	$113,900	$113,900
Land improvements	121,873	121,873
Building and improvements	2,127,532	2,069,953
Furniture and equipment	2,046,200	2,212,260
Leasehold improvements	783,718	697,738
Construction in progress	62,447	-
Total	5,255,670	5,215,724
Less accumulated depreciation and amortization	(2,274,507)	(2,211,134)

Total	$2,981,163	$3,004,590

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $395,947 and $367,972, respectively.

6.	DEPOSIT ACCOUNTS

At December 31, 2007, the scheduled maturities of time deposits are as follows:

2008	$74,478,619
2009	331,473
2010	150,342
2011	9,921

Total	$74,970,355

7.	INCOME TAXES

The significant components of the income tax provision for the years ended December 31, 2007 and 2006 follow:

	2007	2006

Current tax provision
Federal	$1,016,221	$876,193
State	241,412	199,557
Total current provision	1,257,633	1,075,720
Deferred tax provision
Federal	(108,302)	(2,501)
State	(20,604)	2,459
Total deferred tax provision	(128,906)	(42)

Net provision for income taxes	$1,128,727	$1,075,678

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

7.	INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts applied by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2007	2006

Expense computed at statutory rate of 34%	$1,079,409	$1,067,059

Effect of state income taxes	145,733	133,331
Tax-exempt income	(95,775)	(96,362)
Other	(640)	(29,350)

	$1,128,727	$1,075,678

Significant components of deferred taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$521,108	$422,268
Net unrealized losses on available for sale securities	-	67,072
Deferred compensation	105,968	102,221
Other	36,816	14,680

Total deferred tax assets	663,892	606,241

Deferred tax liabilities:
Premises and equipment	(37,642)	(39,881)
Prepaid expenses	(44,960)	(46,904)
Net unrealized gains on available for sale securities	(8,696)	-

Total deferred tax liabilities	(91,298)	(86,785)

Net recorded deferred tax asset	$572,594	$519,456

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48).  There was no material impact from the adoption of FIN 48.  It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes.  There were no interest or penalties accrued during the year.  The Company’s federal and state tax returns are subject to examination for the years 2004, 2005 and 2006.

8.	LEASES

The Company leases certain banking facility premises and equipment under operating lease agreements. Future minimum rental payments are as follows:

2008	$184,530
2009	184,530
2010	184,530
2011	188,280
2012	193,530
Total	$935,400

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

The land for a branch office is leased from a partnership that includes a director of the Company. The annual rental is $43,200. Rental expense charged to operations under all operating lease agreements was $237,706 and $180,009 for the years ended December 31, 2007 and 2006, respectively.

9.	STOCK OPTIONS

In 2007, the Company’s shareholders approved the Weststar Financial Services Corporation 2007 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2007 Incentive Stock Option Plan (“Incentive Plan”). The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 50,000 and 75,000, respectively. No options were granted from the respective pools or were outstanding at December 31, 2007.

In 2001, the Company’s shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan (“Incentive Plan”). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 164,645 and 166,485, respectively. Of the maximum number of shares available for grant, 118,013 were outstanding under the Nonstatutory Plan and 143,272 were outstanding under the Incentive Plan at December 31, 2007. Option prices for both plans are established at market value, which was $3.26, on the dates granted by the Board of Directors.

Options granted became exercisable in accordance with the vesting schedule specified by the Board of Directors in the Plan agreements. Nonstatutory stock options vested over a two-year period with 46% vested at the date of grant and 27% per year beginning one year from the date of grant. Incentive stock options vested over a four-year period with 20% vested at the date of grant and 20% per year beginning one year from the date of grant. No vested option may be exercised more than ten years after the date of grant.

Stock option information related to the plans for the years ended December 31, 2007 and 2006 follows:

		Exercise Price
	Shares	Per Share
Nonstatutory Plan
Outstanding, December 31, 2004	123,875	$3.26

Outstanding, December 31, 2005	123,875	3.26

Outstanding, December 31, 2006	123,875	3.26
Exercised	(5,862)	3.26

Outstanding, December 31, 2007	118,013	3.26

Incentive Plan
Outstanding, December 31, 2004	161,040	$3.26
Cancelled	(388)	3.26
Exercised	(3,000)	3.26
Outstanding, December 31, 2005	157,652	3.26
Exercised	(1,250)	3.26
Outstanding, December 31, 2006	156,402	3.26
Exercised	(13,130)	3.26

Outstanding, December 31, 2007	143,272	3.26

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

9.	STOCK OPTIONS (Continued)

	At December 31, 2007
	Outstanding Options			Exercisable Options
		Remaining	Weighted		Weighted
		Life	Average		Average
Exercise Price	Shares	(Years)	Price	Shares	Price
Nonstatutory Plan
$ 3.26	118,013	3.5	$3.26	118,013	$3.26

Incentive Plan
$ 3.26	143,272	3.5	$3.26	143,272	$3.26

There were 128,933 shares available for future grants at December 31, 2007.  The aggregate intrinsic values of outstanding and exercisable shares at December 31, 2007 and 2006, respectively, were $1,826,382 and $2,784,850.  All options were vested prior to adoption of SFAS No. 123(r).

10.	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan which allows those employees who have attained the age of 21 years and worked 1,000 hours to elect to contribute a portion of their salary to the plan in accordance with the provisions and limits set forth in the plan document. The plan was established in March 1999. The Company makes discretionary matching contributions in an amount determined each plan year to each participant who makes 401(k) savings contributions during the year. The Company may also make a discretionary profit-sharing contribution for a plan year to those participants employed during the year. The Company’s contribution to the plan was $69,102 and $79,495 for the years ended December 31, 2007 and 2006, respectively.

During 2001, a key employee entered into a salary continuation agreement with the Company providing for periodic payments at the retirement or death of the employee. The present value of the estimated liability, which was $274,888 and $265,167 at December 31, 2007 and 2006, respectively, is being accrued over the vesting period defined in the agreement, which has fully vested. The related expense was $9,721 and $13,822 based upon a discount rate of 6.182% and 5.820% for the years ended December 31, 2007 and 2006, respectively. The Company is the owner and beneficiary of a life insurance policy on this key employee which will be used to fund the Company’s liability under the salary continuation agreement. The total net cash surrender value of this policy at December 31, 2007 was $320,436.

11.	BORROWINGS

SHORT-TERM BORROWINGS

The Company has $3,000,000 available in overnight federal fund lines of credit and an approximately $13,402,000 open line of credit with the Federal Home Loan Bank (FHLB). Pursuant to a collateral agreement with the FHLB, advances are collateralized by qualifying first mortgage loans. Federal funds purchased generally represent overnight borrowing by the Company for temporary funding requirements. Securities sold under agreements to repurchase represent short-term borrowings by the Bank collateralized by municipal securities.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

11.	BORROWINGS (Continued)

Short-term borrowings at December 31 are summarized as follows:

	2007	2006

Short-term borrowings:
Federal funds purchased	$-	$306,000
Securities sold under agreements to repurchase	419,669	-
Total overnight and short-term borrowings	$419,669	$306,000

A summary of selected data related to federal funds purchased, securities sold under agreements to repurchase and other short-term borrowed funds follows:

	2007	2006

Federal funds purchased:
Maximum amount outstanding at any month-end during the year	464,000	1,389,000
Average daily balance outstanding during the year	299,493	548,674
Average annual interest rate paid during the year	5.71%	5.42%
Securities sold under agreements to repurchase:
Balance at December 31	419,669	-
Weighted average interest rate at December 31	3.42%	-
Maximum amount outstanding at any month-end during the year	419,669	-
Average daily balance outstanding during the year	230,435	-
Average annual interest rate during the year	4.20%	-

Other Short-term borrowings:
Balance outstanding at year end	$-	$-
Maximum outstanding at any month-end during the year	4,400,000	3,550,000
Average daily balance	516,986	1,076,767
Average interest rate during the year	5.58%	5.35%
Average interest rate at end of year	-	-

LONG-TERM DEBT

There was one advance from the FHLB in the amount of $4,000,000 at a fixed rate of 5.01% outstanding at December 31, 2006.  The 4,000,000 advance is due in full on March 24, 2010; interest is payable monthly.

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

As of December 31, 2007, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

11.	BORROWINGS (Continued)

LONG-TERM DEBT (Continued)

		Trust		Junior
		Preferred		Subordinated
	Date of	Securities	Interest	Debt Owed	Final Maturity
Issuing Entity	Issuance	Outstanding	Rate	To Trust	Date

Weststar Financial Ser-
vices Corporation I	10/10/2003	$4,000,000	Floating	-	10/07/2033
Weststar Financial Ser-
vices Corporation	10/10/2003	-	Floating	$4,124,000	10/07/2033

The Company owns all of the common stock of the Trust, which has issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust.  The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities.  The interest rate in effect is LIBOR plus 3.15%.  At December 31, 2007 the effective rate was 8.39%.  The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital for the Company up to certain limits.  This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.

12.	REGULATION AND REGULATORY RESTRICTIONS

The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks.

The Company is not presently subject to any regulatory restrictions on dividends.  The Company’s ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries.  The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87.  As of December 31, 2007, the Bank had undivided profits of $6,389,333.  Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%.  As of December 31, 2007, the ratio was 10.39% for the Bank, leaving all $6,389,333 of the Bank’s undivided profits available for the payment of dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2007, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2007 and 2006, that the Company meets all capital adequacy requirements to which it is subject. To be categorized as adequately capitalized under the regulatory framework for prompt corrective action, the Company must monitor the minimum capital ratios as set forth in the table below.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

12.	REGULATION AND REGULATORY RESTRICTIONS (Continued)

The Company’s actual capital amounts and ratios are also presented in the table (dollar amounts in thousands):

						Minimum To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Requirement			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2007:
Total Capital (to Risk
Weighted Assets)
Consolidated	$21,005	14.29%	$	N/A	N/A	$	N/A	N/A
Bank	19,888	13.55%		11,738	8.00%		14,673	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	19,165	13.04%		N/A	N/A		N/A	N/A
Bank	18,051	12.30%		5,869	4.00%		8,804	6.00%
Tier I Capital (to
Average Assets)
Consolidated	19,165	11.17%		N/A	N/A		N/A	N/A
Bank	18,051	10.54%		6,851	4.00%		8,564	5.00%

						Minimum To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Requirement			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2006:
Total Capital (to Risk
Weighted Assets)
Consolidated	$18,676	14.62%	$	N/A	N/A	$	N/A	N/A
Bank	17,731	13.91%		10,195	8.00%		12,744	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	17,076	13.37%		N/A	N/A		N/A	N/A
Bank	16,134	12.66%		5,098	4.00%		7,646	6.00%
Tier I Capital (to
Average Assets)
Consolidated	17,076	10.67%		N/A	N/A		N/A	N/A
Bank	16,134	10.09%		6,393	4.00%		7,991	5.00%

13.	COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit at December 31, 2007 and 2006 was $38,206,567 and $30,044,210, respectively.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

13.	COMMITMENTS AND CONTINGENCIES (Continued)

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(In thousands)
Assets:
Cash and cash equivalents	$8,527	$8,527	$5,027	$5,027
Investment securities	26,113	26,113	26,241	26,241
Federal Home Loan Bank stock	463	463	457	457
Loans	133,644	134,659	120,580	121,866
Interest receivable	973	973	919	919
Bank owned life insurance	351	351	300	300

Liabilities:
Demand deposits, NOW accounts,
money market accounts, savings	74,221	74,221	75,987	75,987
Time deposits	74,970	74,898	58,884	58,838
Short-term borrowings	420	420	306	306
Interest payable	568	568	498	498
Long-term debt	8,124	8,275	8,124	8,124

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

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals. Each loan category is further analyzed by fixed and variable interest rate terms. The fair value for loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.

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

Short-term borrowings and long-term debt – The fair values are based on discounting expected cash flows at the interest rate for debt with same or similar remaining maturities and collateral requirements.

15.          PARENT COMPANY FINANCIAL DATA

The following is a summary of the condensed financial statements of Weststar Financial Corporation as of and for the years ended December 31, 2007 and 2006:

Condensed Balance Sheets
December 31, 2007 and 2006

	2007	2006

Assets
Cash and due from banks	$1,002,851	$790,892
Investment in The Bank of Asheville, at equity	18,065,846	16,031,692
Investment in Weststar Financial Services Corporation I	124,000	124,000
Investment in Bank of Asheville Mortgage Company, LLC, at equity	(992)	44,107
Other assets	192,217	188,014

Total assets	$19,383,922	$17,178,705

Liabilities and Shareholders’ Equity
Liabilities:
Junior subordinated debentures payable to
Weststar Financial Services Corporation I	$4,124,000	$4,124,000
Other	80,683	81,852
Shareholders’ equity	15,179,239	12,972,853

Total liabilities and shareholders’ equity	$19,383,922	$17,178,705

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

15.	PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations
Years Ended December 31, 2007 and 2006

	2007	2006
Interest Income:
Interest-bearing deposits	$78,633	$66,472
Interest Expense:
Junior subordinated debentures issued to
Weststar Financial Services Corporation I	354,648	345,661
Non-interest Income:
Equity in earnings of subsidiary bank	2,274,357	2,207,305
Equity in income (loss) of Bank of Asheville
Mortgage Company, LLC	(60,099)	810
Other	133,063	132,793
Total Non-interest Income	2,347,321	2,340,908
Non-interest Expenses:
Other	84,469	74,394

Income before income tax benefit	1,986,837	1,987,325

Income tax benefit	(59,169)	(75,407)

Net income	$2,046,006	$2,062,732

Condensed Statements of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net income	$2,046,006	$2,062,732
Noncash items included in net income:
Equity in undistributed earnings of The
Bank of Asheville	(2,274,357)	(2,207,305)
Equity in undistributed (income) loss of Bank of Asheville
Mortgage Company, LLC	60,099	(810)
(Increase) decrease in other assets	15,743	(2,484)
Increase (decrease) in other liabilities	(1,169)	11,933
Net cash used in operating activities	(150,678)	(135,934)

Cash Flows from Investing Activities:
Upstream dividends received from The Bank of Asheville	360,980	360,980
Investment in Bank of Asheville Mortgage Company, LLC	(15,000)	-
Net cash provided by investing activities	345,980	360,980

Cash Flows from Financing Activities:
Cash paid for fractional shares	(1,930)	(2,762)
Exercise of stock options	21,587	4,080
Net cash provided (used) in financing activities	19,657	1,318

Net increase in cash	214,959	226,364
Beginning	790,892	564,528

Ending	$1,002,851	$790,892

Index

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T):  CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S.generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•
All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect ot financial statement preparation and presentation.

•
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2007, the Company’s internal  control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 8B:  OTHER INFORMATION

None.

Index

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT AND EXECUTIVE OFFICERS OF THE REGISTRANT

See pages 5 - 11 of Registrant’s 2008 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

Code of Ethics

The Company has adopted a Code of Ethics that applies among others, to its principal executive officer and principal financial officer.  The Company’s Code of Ethics is available at http://www.bankofasheville.com.

ITEM 10:  EXECUTIVE COMPENSATION

See pages 11 - 15 of Registrant’s 2008 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In 2007, the Company’s shareholders approved the Weststar Financial Services Corporation 2007 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2007 Incentive Stock Option Plan (“Incentive Plan”). The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 50,000 and 75,000, respectively. No options were granted from the respective pools or outstanding at December 31, 2007.

In 2001, the Company’s shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan (“Incentive Plan”). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 164,645 and 166,485, respectively. Of the maximum number of shares available for grant, 118,013 were outstanding under the Nonstatutory Plan and 143,272 were outstanding under the Incentive Plan at December 31, 2007. Option prices for both plans are established at market value, which was $3.26, on the dates options were granted by the Board of Directors.  The following chart contains details of the grants:

Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding options,	for future issuance
	outstanding options,	warrants and rights	under equity
	warrants and rights		compensation plans
(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	Nonstatutory – 118,013	$3.26	50,000
security holders	Incentive – 143,272	$3.26	78,933

Equity compensation
plans not approved
by security holders	None	None	None

Total	261,285	$3.26	128,933

All share and per share amounts have been adjusted to reflect a 5-for-4 stock paid during 2007.

See pages 3 – 5 of Registrant’s 2008 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b), for additional information regarding Security Ownership of Certain Beneficial Owners and Management.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See pages 6 and 11 of Registrant’s 2008 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

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

10(xi) 2007 Incentive Stock Option Plan****

10(xii) 2007 Nonstatutory Stock Option Plan****

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

99   2008 Proxy Statement*****

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

****Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-145500 filed August 16, 2007 with the Securities and Exchange Commission).

*****As filed with the SEC pursuant to Rule 14a-6(b).

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

See pages 8 - 9 and 15 of Registrant’s 2008 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION
(Registrant)

By:	/s/Randall C. Hall
Randall C. Hall
Executive Vice President
Chief Financial Officer and Principal
Accounting Officer

Date:	March 5, 2008

Index

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/W. Edward Anderson W. Edward Anderson Director	March 5, 2008
/s/M. David Cogburn, M.D. M. David Cogburn, M.D. Director	March 5, 2008
/s/Steven D. Cogburn Steven D. Cogburn Director	March 5, 2008
/s/G. Gordon Greenwood G. Gordon Greenwood President & Chief Executive Officer	March 5, 2008
/s/Patricia P. Grimes Patricia P. Grimes Director	March 5, 2008
/s/Randall C. Hall Randall C. Hall Secretary/Treasurer Chief Financial Officer and Principal Accounting Officer	March 5, 2008
/s/Darryl J. Hart Darryl J. Hart Director	March 5, 2008
/s/Carol L. King Carol L. King Director	March 5, 2008
/s/Stephen L. Pignatiello Stephen L. Pignatiello Director	March 5, 2008
/s/Laura A. Webb Laura A. Webb Director	March 5, 2008
/s/David N. Wilcox David N. Wilcox Director	March 5, 2008

Index

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number

3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

10(i)	Employment Agreement of G. Gordon Greenwood	*

10(ii)	Employment Agreement of Randall C. Hall	*

10(iii)	401 (k) Savings Plan	*

10(iv)	2001 Incentive Stock Option Plan	*

10(v)	2001 Nonstatutory Stock Option Plan	*

10(vi)	Amended and Restated Declaration of Trust	*

10(vii)	Indenture between Weststar Financial Services Corporation and Wells Fargo Bank, N.A.	*

10(viii)	Guarantee Agreement by and between Weststar Financial Services Corporation and Wells Fargo Bank, N.A.	*

10(ix) 10(x) 10(xi) 10(xii)	Floating Rate Junior Subordinated Debenture of Weststar Financial Services Corporation Employment Agreement of John R. Hamrick. 2007 Incentive Stock Option Plan 2007 Nonstatutory Stock Option Plan	* * * *

21	Subsidiaries	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

99	2008 Proxy Statement	**

*              Incorporated by reference.
**            As filed with the SEC pursuant to Rule 14a-6(b).