Form 10KSB/A
period 2007-12-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2008-03-17
CIK 1106181

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

Documents Incorporated by Reference:

None

Transitional Small Business Disclosure Format                  Yes ☐          No  ☒

EXPLANATORY NOTE

Weststar Financial Services Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 7, 2008, solely to furnish Exhibit 23 to the Annual Report, which was not included in the initial filing, and to make certain technical amendments to Item 13.  Exhibit 23 consists of the consent of the Company’s independent registered public accounting firm for the incorporation by reference of the Company’s consolidated financial statements and the report of independent registered public accounting firm, which appear in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, into the Company’s registration statements on Form S-8.

The Items of the Company’s Annual Report on Form 10-KSB which are amended herein are:

ITEM 13:  EXHIBITS

Exhibit 23 is being filed herewith.  Exhibits 31.1, 31.2, 32.1, and 32.2 are being refiled herewith.

3(i)  Articles of Incorporation of the Registrant*

3(ii)  Bylaws of the Registrant*

10(i)  Employment Agreement between the Bank and G. Gordon Greenwood dated February 9, 2000, a management contract*

10(ii)   Employment Agreement between the Bank and Randall C. Hall, dated March 20, 1998, a management contract*

10(iii) 401(k) Savings Plan of the Bank*

10(iv) 2001 Incentive Stock Option Plan, a compensatory plan**

10(v) 2001 Nonstatutory Stock Option Plan, a compensatory plan**

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

10(ix) Floating Rate Junior Subordinated Debenture of Weststar Financial Services Corporation, dated October 10, 2003 (included as Exhibit A to Exhibit 10(vii))***

10(x)  Employment Agreement between the Bank and John R. Hamrick dated February 18, 2005, a management contract

10(xi) 2007 Incentive Stock Option Plan, a compensatory plan****

10(xii) 2007 Nonstatutory Stock Option Plan, a compensatory plan****

21  Subsidiaries

23     Consent of Independent Registered Public Accounting Firm

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

WESTSTAR FINANCIAL SERVICES CORPORATION
(Registrant)

By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer

Date:	March 17, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith