Form 10QSB
period 2008-03-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2008-05-15
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to __________________________

Commission File Number: 000-30515

Weststar Financial Services Corporation
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2181423
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

79 Woodfin Place, Asheville NC 28801
(Address of principal executive offices)

828.252.1735
(Issuer’s telephone numbe)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $1.00 par value – 2,119,382 shares outstanding as of May 13, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

Index

Part I.	FINANCIAL INFORMATION

Item I.	Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets	(unaudited)
	March 31, 2008	December 31, 2007 *
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$5,767,520	$4,740,172
Interest-bearing deposits	62,034	132,284
Federal funds sold	7,835,000	3,665,000
Total cash and cash equivalents	13,664,554	8,527,456
Investment securities – available for sale, at fair value (amortized cost of $26,109,842 and $26,090,739, at March 31, 2008 and December 31, 2007, respectively)	26,494,464	26,113,294
Loans	137,192,577	135,734,224
Allowance for loan losses	(2,110,658)	(2,090,125)
Net loans	135,081,919	133,644,099
Premises and equipment, net	2,882,230	2,981,163
Accrued interest receivable	907,143	972,603
Federal Home Loan Bank stock, at cost	515,800	463,300
Deferred income taxes	451,623	572,594
Foreclosed properties	87,787	87,787
Other assets	882,599	895,702

TOTAL	$180,968,119	$174,257,998

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand	$26,291,535	$28,021,869
NOW accounts	15,618,188	15,645,860
Money market accounts	29,468,506	28,609,220
Savings	2,261,203	1,943,712
Time deposits of $100,000 or more	27,492,600	26,584,176
Other time deposits	54,023,459	48,386,179
Total deposits	155,155,491	149,191,016
Short-term borrowings	422,101	419,669
Accrued interest payable	570,001	567,710
Other liabilities	903,007	776,364
Long-term debt	8,124,000	8,124,000
Total liabilities	$165,174,600	$159,078,759
COMMITMENTS AND CONTIGENCIES (Note 2)
SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000 shares; no shares issued and outstanding	-	-
Common stock, $1 par value, authorized – 9,000,000 shares; outstanding shares– 2,119,382 and 2,118,437 at March 31, 2008 and December 31, 2007, respectively	2,119,382	2,118,437
Additional paid-in capital	6,136,481	6,133,773
Retained earnings	7,301,305	6,913,168
Accumulated other comprehensive income	236,351	13,861
Total shareholders' equity	15,793,519	15,179,239

TOTAL	$180,968,119	$174,257,998

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)
	Three Months Ended March 31,
	2008	2007

INTEREST INCOME:
Interest and fees on loans	$2,741,505	$2,775,740
Federal funds sold	27,004	24,923
Interest-bearing deposits	883	2,021
Investments:
Taxable interest income	217,477	209,048
Non-taxable interest income	86,537	74,496
Corporate dividends	7,007	7,571
Total interest income	3,080,413	3,093,799
INTEREST EXPENSE:
Time deposits of $100,000 or more	350,325	282,801
Other time and savings deposits	861,837	837,353
Short-term borrowings	7,134	4,427
Long-term debt	127,836	137,163
Total interest expense	1,347,132	1,261,744

NET INTEREST INCOME	1,733,281	1,832,055
PROVISION FOR LOAN LOSSES	37,445	17,855
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,695,836	1,814,200

OTHER INCOME:
Service charges on deposit accounts	283,847	275,822
Other service fees and commissions	86,236	75,990
Equity in loss of Bank of Asheville Mortgage Company, LLC	(13,558)	(22,854)
Other	18,509	21,411
Total other income	375,034	350,369

OTHER EXPENSES:
Salaries and wages	624,384	571,317
Employee benefits	116,512	99,381
Occupancy expense, net	124,688	119,622
Equipment rentals, depreciation and maintenance	113,678	105,808
Supplies	73,463	61,156
Professional fees	122,052	107,257
Data processing fees	142,341	157,216
Marketing	62,378	58,907
Net expenses from foreclosed properties	313	4,629
Other	89,783	89,977
Total other expenses	1,469,592	1,375,270
INCOME BEFORE INCOME TAXES	601,278	789,299
INCOME TAX PROVISION	213,141	289,268
NET INCOME	$388,137	$500,031
EARNINGS PER SHARE:
Basic	$0.18	$0.24
Diluted	$0.17	$0.22

See notes to consolidated financial statements

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
	Three Months Ended March 31,
	2008	2007

NET INCOME	$388,137	$500,031
OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities available for sale	362,067	(12,203)
Tax effect	(139,577)	4,704
Unrealized holding gains (losses) on securities available for sale, net of tax	222,490	(7,499)

Reclassification adjustment for realized gains (losses)	-	-
Tax effect	-	-
Reclassification adjustment for realized gains (losses), net of tax	-	-

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX	222,490	(7,499)
COMPREHENSIVE INCOME	$610,627	$492,532

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2008 and 2007

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

BALANCE, DECEMBER 31, 2006	1,682,290	$1,682,290	$6,528,387	$4,869,092	$(106,916)	$12,972,853

Net unrealized losses securities available for sale					(7,499)	(7,499)
Issuance of common stock pursuant to the exercise of stock options	5,702	5,702	(5,676)			26
Tax benefit on exercise of non- qualified stock options			11,944			11,944
Net income				500,031		500,031

Balance March 31, 2007	1,687,992	$1,687,992	$6,534,655	$5,369,123	$(114,415)	$13,477,355

BALANCE, DECEMBER 31, 2007	2,118,437	$2,118,437	$6,133,773	$6,913,168	$13,861	$15,179,239

Net unrealized losses securities available for sale					222,490	222,490
Issuance of common stock pursuant to the exercise of stock options	945	945	(935)			10
Tax benefit on exercise of non- qualified stock options			3,643			3,643
Net income				388,137		388,137

Balance March 31, 2008	2,119,382	$2,119,382	$6,136,481	$7,301,305	$236,351	$15,793,519

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$388,137	$500,031
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	102,000	97,283
Provision for loan losses	37,445	17,855
Premium amortization and discount accretion, net	(6,102)	(2,612)
Deferred income tax (benefit) provision	(18,605)	16,075
Expense from foreclosed properties	-	3,000
Gain on sale of premises and equipment	-	(50)
Increase in accrued interest receivable	65,460	6,083
(Increase) decrease in other assets	13,102	(77,814)
Increase (decrease) in accrued interest payable	2,291	(24,129)
Increase in other liabilities	126,643	160,998
Net cash provided by operating activities	710,371	696,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,030,893)	(1,455,623)
Maturities of securities available for sale	1,017,892	591,452
Net increase in loans	(1,475,265)	(3,271,738)
Proceeds from sales of premises and equipment	-	50
FHLB stock purchase	(52,500)	(42,300)
Additions to premises and equipment	(3,067)	(21,252)
Net cash used in investing activities	(1,543,833)	(4,199,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts,
MMDA and savings accounts	(581,229)	2,796,286
Net increase in time deposits	6,545,704	6,321,329
Issuance of common stock	10	26
Repayment of FHLB advances	(500,000)	(800,000)
Net increase (decrease) in overnight borrowings	2,432	(306,000)
Proceeds from FHLB advances	500,000	800,000
Tax benefit from non-qualified stock options	3,643	11,944
Net cash provided by financing activities	5,970,560	8,823,585

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,137,098	5,320,894
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,527,456	5,026,627
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,664,554	$10,347,521

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2008 and December 31, 2007, and the consolidated results of their operations and their cash flows for the three-month periods ended March 31, 2008 and 2007.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The accounting policies followed are set forth in Note 1 to the 2007 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $33,000,234 and $38,206,567 at March 31, 2008 and December 31, 2007, respectively.

3.	Basic and diluted net income per shave have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

Basic earnings per common share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  During 2008 and 2007, there were no shares excluded due to antidultion.

Index

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for the 5-for-4 stock split effected during June 2007, as summarized below:

For the Period Ended March 31,	2008	2007

Weighted average number of common shares used in computing basic net income per share	2,118,956	2,103,993
Effect of dilutive stock options	160,595	182,800
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	2,279,551	2,286,793

4.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), but has not applied it to any financial instruments.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without have to apply complex hedge accounting provisions.

Effective January 1, 2008, the Company also partially adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), in accordance with the delayed provision of adoption for non-financial assets and liabilities under SFAS 157-2.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances discloses about fair value measurements.  Fair value is defined under SAFS 157 as the exchange price that would be received to sell asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair values.  These levels are:

Level 1           Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2           Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Index

Level 3          Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques included used of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing modes or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such  as credit loss assumptions.  Level 1 securities included those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in an active over-the-counter markets and money market funds.  Level 2 securities included mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.

Index

When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Available-for-sale securities	-	$26,494,464	-	$26,494,464

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS 161).  SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt the provisions of SFAS 161 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS 161 to have a material effect on the Company’s financial condition and results of operations.

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

EXECUTIVE OVERVIEW

During 2008, the Company continued its focus on asset quality and asset growth.  Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality.  During the period asset quality remained strong.  Non-performing assets totaled $276,913 at March 31, 2008 compared to $283,470 at December 31, 2007.  Net charge-offs for the period totaled $16,912 compared to $13,876 for the period ended Mach 31, 2007.  Loans outstanding grew by 1.01% to $137,192,577 from December 31, 2007.  Deposits increased 4.00% to $155,155,491.  The increase was attributable to marketing campaigns, sales calls efforts and product development.

Net interest income decreased by 5.39% due to a tighter net interest margin as a result of Federal Open Market Committee interest rate cut initiatives.  As a result of loan growth and net charge-offs, the Company added $37,445 to the loan loss reserve.  Other non-interest income for the March 31, 2008 and 2007 quarters totaled $375,034 and $350,369, respectively.  The increase in other income primarily reflects increased fees from service charges on commercial deposit accounts, increased fees from debit/credit card interchange transactions and improved performance from Bank of Asheville Mortgage Company.  Non-interest expenses increased from $1,375,270 to $1,469,592.  The increase was primarily attributable to operating expenses associated with personnel, supplies and professional fees incurred to support loan and deposit servicing and growth.  Data processing fees declined from $157,216 to $142,341 as a result of contract renegotiations and outsourcing selected services to a more competitively priced processor.

Index

Net income totaled $388,137 and $500,031 for the periods ended March 31, 2008 and 2007, respectively – a decrease of 22.38%.

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2008 COMPARED TO DECEMBER 31, 2007

During the period from December 31, 2007 to March 31, 2008, total assets increased $6,710,121 or 3.85%.  This increase, reflected primarily in the cash and cash equivalents and loans, resulted from an increase in deposits.

Securities, federal funds sold and interest-bearing balances with other financial institutions at March 31, 2008 totaled $34,391,498 compared to $29,910,578 at December 31, 2007.  Through an investment in the Federal Home Loan Bank, the Company gained access to the federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $515,800.

At March 31, 2008, the loan portfolio constituted 75.81% of the Company’s total assets.  Loans increased $1,458,353 from December 31, 2007 to March 31, 2008.  Continued growth in real estate lending resulted in the modest growth.  Management places a strong emphasis on loan quality.

The recorded investment in loans that are considered to be impaired in accordance with SFAS No. 114 was $192,111, $782,018, and $195,683 at March 31, 2008 and 2007, and December 31, 2007, respectively.  The average recorded balances of impaired loans were $215,195, $777,820 and $400,074 for the periods ended March 31, 2008 and 2007, and December 31, 2007.  The related allowance for loan losses determined for impaired loans was none, $3,000 and $120 at March 31, 2008 and 2007, and December 31, 2007 respectively. For the three-month periods ended March 31, 2008 and 2007, Weststar recognized interest income from impaired loans of none and $1,535, respectively. See “Asset Quality” for discussion for an analysis of loan loss reserves.

Deposits increased $5,964,475 during the three months ended March 31, 2008.  The increase in deposits was primarily attributable to growth in money market and time deposit accounts.  As rates declined throughout 2008, rate sensitive customers shifted funds from lower interest-bearing accounts to higher yielding accounts such as money market and time deposit accounts.  Additionally, investors seeking to minimized risks in the stock market deposited funds into less risky time deposits.  Time deposits grew by a total of $6,545,704, while money market accounts grew by $859,286.  Demand, NOW and savings accounts decreased by $1,440,515.

Long-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000, and trust preferred securities of $4,124,000.  The interest rate on this advance was 5.01% and matures on March 23, 2010.  Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.  The trust preferred securities bear a rate of LIBOR plus 315 basis points (7.41% at March 31, 2008) and pay dividends quarterly.  The rate is subject to quarterly resets.  The trust preferred securities mature October 7, 2033, and are callable on or after October 7, 2008.  All of the trust preferred securities were eligible for inclusion as Tier I capital.  The Company plans to use the capital to support growth and branch expansion.

The Company’s capital at March 31, 2008 to risk weighted assets totaled 14.39%.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least

Index

4% being in the form of Tier 1 capital, as defined in the regulation.  As of March 31, 2008, the Company’s capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 AND 2007

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended March 31, 2008 totaled $1,733,281 compared to $1,832,055 in 2007.  This decrease was attributable to a tighter net interest margin following Federal Open Market Committee interest rate cut initiatives.  The Company’s net interest margin was approximately 4.08% and 4.70% for the quarters ended March 31, 2008 and 2007, respectively.

Weststar recorded a provision for loan losses of $37,445 and $17,855 for the quarters ended March 31, 2008 and 2007, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the March 31, 2008 and 2007 quarters totaled $375,034 and $350,369, respectively.  The increase in other income primarily reflects increased fees from service charges on commercial deposit accounts, increased fees from debit/credit card interchange transactions and improved performance from Bank of Asheville Mortgage Company.  Interchange revenue increased from $51,145 to $63,562 for the periods ended March 31, 2007 and 2008, respectively.  The Mortgage Company posted net operating losses of $27,116 and $45,708 during 2008 and 2007, respectively, of which $13,558 and $22,854 was the Company’s portion during 2007 and 2006, respectively.  Other income remained relatively flat at $18,509.

Other non-interest expense totaled $1,469,592 compared to $1,375,270 in 2007.  The increase was primarily attributable to personnel and overhead incurred to support loan and deposit servicing and growth.  Professional fees totaled $122,052 and $107,257 during 2008 and 2007, respectively.  The increase in fees was largely attributable to increased external loan review services.  Data processing fees decreased from $157,216 to $142,341 as a result of contract renegotiations and outsourcing selected item processing services to a more cost effective provider.  Income before income tax provision totaled $601,278 and $789,299 for the quarters ended March 31, 2008 and 2007, respectively.  Income tax provision totaled $213,141 and $289,268 for the quarters ended March 31, 2008 and 2007, respectively, which equated to an effective tax rate of 35.45% and 36.65%, respectively.  Net income totaled $388,137 and $500,031 for the quarters ended March 31, 2008 and 2007, respectively.

Other comprehensive income (loss) totaled $222,490 and $(7,499) in 2008 and 2007, respectively.  Comprehensive income (loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $610,627 and $492,532 for the quarters ended March 31, 2008 and 2007, respectively.

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

Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on its analysis, the Company believes that its balance sheet is slightly liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Because a significant portion of the Company’s loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates.

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

Index

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2008, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

TERMS TO REPRICING AT MARCH 31, 2008

	Total
	1-90 Days	91-180 Days	181-365 Days	One Year	Non-sensitive	Total
Interest-earning assets:
Interest bearing deposits	$62,034	-	-	$62,034	-	$62,034
Federal funds sold	7,835,000	-	-	7,835,000	-	7,835,000
Investment securities	865,442	$428,802	$701,231	1,995,475	$24,114,367	26,109,842
Federal Home Loan Bank
Stock	515,800	-	-	515,800	-	515,800
Loans	108,670,727	4,724,550	5,357,038	118,752,315	18,440,262	137,192,577
Total interest-earning assets	117,949,003	5,153,352	6,058,269	129,160,624	42,554,629	171,715,253

Interest-bearing liabilities:
Time deposits	25,791,620	25,496,811	29,821,369	81,109,800	406,259	81,516,059
All other deposits	47,347,897	-	-	47,347,897	-	47,347,897
Short-term debt	422,101	-	-	422,101	-	422,101
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	77,685,618	25,496,811	29,821,369	133,003,798	4,406,259	137,410,057

Interest sensitivity gap	$40,263,385	$(20,343,459)	$(23,763,100)	$(3,843,174)	$38,148,370
Cumulative interest sensitivity gap	$40,263,385	$19,919,926	$(3,843,174)
Interest earning assets as a percent of interest sensitive liabilities	151.8%	20.2%	20.3%	97.1%

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-

Index

case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at March 31, 2008 and 2007, and December 31, 2007 was $2,110,658, $1,888,059 and $2,090,125 or 1.54%, 1.50% and 1.54%, respectively, of gross loans outstanding.   The ratio of annualized net charge-offs to average loans outstanding was .05%, .05% and ..16% at March 31, 2008 and 2007, and December 2007, respectively.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended March 31, 2008 and 2007, and for the year ended December 31, 2007.

Summary of Allowance for Loan Losses

	For the three months ended March 31,		For the year ended December 31,
	2008	2007	2007

Balance, beginning of period	$2,090,125	$1,884,080	$1,884,080
Charge-offs:
Commercial, financial and agricultural	-	(9,490)	(171,723)
Real estate:
Construction	-	-
Mortgage	-	-	-
Consumer	(29,902)	(10,681)	(85,018)
Total charge-offs	(29,902)	(20,171)	(256,741)

Recoveries
Commercial, financial and agricultural	2,476	2,533	24,600
Real estate:
Construction	-	-	-
Mortgage -		-	-
Consumer	10,514	3,762	31,461
Total recoveries	12,990	6,295	56,061
Net (charge-offs) recoveries	(16,912)	(13,876)	(200,680)
Provision charged to operations	37,445	17,855	406,725
Balance, end of period	$2,110,658	$1,888,059	$2,090,125

Percentage of net charge-offs to average loans	.05%	.05%	.16%
Percentage of allowance to period-end loans	1.54%	1.50%	1.54%

The Company does not have any significant loan concentrations.  During the period, loan quality demonstrated improvement over March 31, 2007, and December 31, 2007.

Index

During 2008, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the general and specific allowance for credit losses.  Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

The Company has not engaged in any subprime lending and does not hold traditionally defined subprime loans in either its loan or investment portfolios; however there are subprime loans in the Company’s market.

The Federal Reserve Bank of New York reported total foreclosures per 1,000 housing units listed .00 or none for Buncombe County, .80 for North Carolina and 2.20 for the United States.  The percent of owner-occupied loans in foreclosure totaled 3.5% for Buncombe County, 4.7% for North Carolina and 8.5% for the United States as of December 31, 2007.  While housing sales in Buncombe County have been slower than the prior year resulting in an increased level of inventory, housing values continue to be relatively stable.

A slight slow down in local economic growth partially offset with improved asset quality resulted in maintaining a 1.54% loan loss reserve at March 31, 2008 compared to the same level at December 31, 2007.  Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  Based upon this analysis, management believes the allowance is adequate to support current loans outstanding.  Management has continued its in-depth underwriting analysis, training and loan monitoring.

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2008		December 31, 2007
	Amount of Allowance	Percent of Total Loans	Amount of Allowance	Percent of Total Loans

TYPE OF LOAN:
Real Estate	$1,620,183	80%	$1,596,565	80%
Commercial and industrial loans	447,507	19%	437,351	18%
Consumer	42,968	1%	56,209	2%
Total Allowance	$2,110,658	100%	$2,090,125	100%

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

Index

REGULATORY CAPITAL

	Actual Purposes		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2008
Total Capital (to Risk Weighted Assets)
Consolidated	$21,422	14.39%	$11,911	8.00%	$14,888	10.00%
Bank	$20,288	13.65%	$11,890	8.00%	$14,862	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$19,558	13.14%	$5,955	4.00%	$8,933	6.00%
Bank	$18,427	12.40%	$5,945	4.00%	$8,917	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$19,558	11.17%	$7,007	4.00%	$8,758	5.00%
Bank	$18,427	10.53%	$6,997	4.00%	$8,746	5.00%

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

As of March 31, 2008 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $13.7 million, which represents 7.55% of total assets and 8.81% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $17.1 million. At March 31, 2008, outstanding commitments to extend credit and available lines of credit were $33.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 52.54% of Weststar’s total deposits at March 31, 2008. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 17.72% of the Company’s total deposits at March 31, 2008.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2008 from that presented in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 4T.	Controls and Procedures

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

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: May 13, 2008	By:	/s/ G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: May 13, 2008	By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer