Form 10QSB
period 2008-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2008-08-14
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION

Washington, D.C. 29549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value – 2,119,647 shares outstanding as of August 12, 2008

Transitional Small Business Disclosure Format (Check one):   Yes ☐     No ☒

Part I.	FINANCIAL INFORMATION

Item I.	Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets	(unaudited)
	June 30	December 31
	2008	2007	*
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$5,850,871	$4,740,172
Interest-bearing deposits	49,376	132,284
Federal funds sold	-	3,655,000
Total cash and cash equivalents	5,900,247	8,527,456
Investment securities- available for sale, at fair value
(amortized cost of $25,171,386 and $26,090,739, respectively)	25,076,449	26,113,294
Loans	148,338,170	135,734,224
Allowance for loan losses	(2,252,385)	(2,090,125)
Net loans	146,085,785	133,644,099
Premises and equipment, net	2,800,122	2,981,163
Accrued interest receivable	873,550	972,603
Federal Home Loan Bank stock, at cost	585,600	463,300
Deferred income taxes	677,439	572,594
Foreclosed properties	51,006	87,787
Other assets	873,489	895,702

TOTAL	$182,923,687	$174,257,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$24,373,516	$28,021,869
NOW accounts	17,975,715	15,645,860
Money market accounts	27,425,389	28,609,220
Savings	2,492,569	1,943,712
Time deposits of $100,000 or more	27,409,800	26,584,176
Other time deposits	55,535,199	48,386,179
Total deposits	155,212,188	149,191,016
Short-term borrowings	2,453,260	419,669
Accrued interest payable	558,741	567,710
Other liabilities	793,199	776,364
Long-term debt	8,124,000	8,124,000
Total liabilities	167,141,388	159,078,759

SHAREHOLDERS’ EQUITY:
Preferred stock, authorized $1,000,000 shares;
No shares issued and outstanding	-	-
Common stock, $1 par value, authorized- 9,000,000 shares; outstanding shares- and 2,119,647 at June 30, 2008 and 2,118,437 at December 31, 2007, respectively	2,119,647	2,118,437
Additional paid-in capital	6,137,202	6,133,773
Retained earnings	7,583,788	6,913,168
Accumulated other comprehensive income (loss)	(58,338)	13,861
Total shareholders’ equity	15,782,299	15,179,239
Total	$182,923,687	$174,257,998

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$2,574,013	$2,877,884	$5,315,518	$5,653,624
Federal funds sold	14,172	14,000	41,176	38,923
Interest-bearing deposits	333	1,316	1,216	3,337
Investments:
Taxable interest income	211,462	222,155	428,939	431,203
Nontaxable interest income	88,184	84,322	174,721	158,818
Corporate dividends	7,214	7,119	14,221	14,690
Total interest income	2,895,378	3,206,796	5,975,791	6,300,595
INTEREST EXPENSE:
Time deposits of $100,000 or more	309,269	276,378	659,594	559,179
Other time and savings deposits	759,155	855,631	1,620,992	1,692,984
Short-term borrowings	4,683	44,424	11,817	48,851
Long-term debt	112,185	138,634	240,021	275,797
Total interest expense	1,185,292	1,315,067	2,532,424	2,576,811
NET INTEREST INCOME	1,710,086	1,891,729	3,443,367	3,723,784
PROVISION FOR LOAN LOSSES	150,680	69,720	188,125	87,575
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,559,406	1,822,009	3,255,242	3,636,209
OTHER INCOME:
Services charges on deposit accounts	284,172	288,689	568,019	564,511
Other service fees and commissions	118,568	85,901	204,804	161,891
Equity in loss of Bank of Asheville Mortgage Company, LLC	(2,551)	(11,212)	(16,109)	(34,066)
Other	15,660	30,736	34,169	52,147
Total other income	415,849	394,114	790,883	744,483
OTHER EXPENSES:
Salaries and wages	661,919	570,856	1,286,303	1,142,173
Employee benefits	120,259	108,386	236,771	207,767
Occupancy expense, net	125,051	119,080	249,739	238,702
Equipment rentals, depreciation and maintenance	119,658	108,011	233,336	213,819
Supplies	65,039	69,635	138,502	130,791
Professional Fees	100,269	70,790	222,321	178,047
Data Processing Fees	135,404	162,006	277,745	319,222
Marketing	70,608	80,989	132,986	139,896
(Income) expenses from foreclosed properties	40,908	(2,000)	41,221	2,629
Other	124,273	110,494	214,056	200,471
Total other expenses	1,563,388	1,398,247	3,032,980	2,773,517
INCOME BEFORE INCOME TAXES	411,867	817,876	1,013,145	1,607,175
INCOME TAX PROVISION	129,384	293,304	342,525	582,572
NET INCOME	$282,483	$524,572	$670,620	$1,024,603

EARNINGS PER SHARE:
Basic	$.13	$.25	$.32	$.49
Diluted	$.12	$.23	$.29	$.45

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
NET INCOME	$282,483	$524,572	$670,620	$1,024,603
OTHER COMPREHENSIVE INCOME
Unrealized holding losses on securities available for sale	(479,560)	(518,925)	(117,493)	(531,128)
Tax effect	184,871	200,046	45,294	204,750
Unrealized holding losses on securities available for sale, net of tax	(294,689)	(318,879)	(72,199)	(326,378)

OTHER COMPREHENSIVE LOSS, NET OF TAX	(294,689)	(318,879)	(72,199)	(326,378)

COMPREHENSIVE INCOME (LOSS)	$(12,206)	$205,693	$598,421	$698,225

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2008 and 2007

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance December 31, 2006	1,682,290	$1,682,290	$6,528,387	$4,869,092	$(106,916)	$12,972,853
25% Stock Split	421,841	421,841	(421,841)
Net change in unrealized losses on securities held for sale					(326,378)	(326,378)
Cash paid in lieu of fractional shares				(1,930)		(1,930)
Issuance of common stock pursuant to the exercise of stock options	5,702	5,702	(5,676)			26
Tax benefit on exercise of non-qualified stock options			11,944			11,944
Net Income				1,024,603		1,024,603
Balance June 30, 2007	2,109,833	$2,109,833	$6,112,814	$5,891,765	$(433,294)	$13,681,118

Balance December 31, 2007	2,118,437	$2,118,437	$6,133,773	$6,913,168	$13,861	$15,179,239
Net change in unrealized losses on securities held for sale					(72,199)	(72,199)
Issuance of common stock pursuant to the exercise of stock options	1,210	1,210	(1,199)			11
Tax benefit on exercise of non-qualified stock options			4,628			4,628
Net Income				670,620		670,620
Balance June 30, 2008	2,119,647	$2,119,647	$6,137,202	$7,583,788	$(58,338)	$15,782,299

See notes to consolidated financial statements.

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$670,620	$1,024,603
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	205,656	196,657
Provision for loan losses	188,125	87,575
Premium amortization and discount accretion, net	(13,343)	(10,816)
Deferred income tax provision	(59,551)	(40,226)
Net (income) expenses from foreclosed properties	36,781	1,000
Gain on disposal/sale of premises and equipment	-	(50)
Decrease in accrued interest receivable	99,053	184,876
Decrease in other assets	22,213	31,315
Increase (decrease) in accrued interest payable	(8,969)	33,049
Increase in other liabilities	16,835	7,276
Net cash provided by operating activities	1,157,420	1,515,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,530,893)	(1,471,666)
Maturities of securities available for sale	2,463,588	1,414,988
Net increase in loans	(12,629,811)	(1,352,589)
Proceeds from sales of foreclosed properties	-	105,000
Proceeds from sales of premises and equipment	-	50
FHLB stock purchase	(122,300)	(204,300)
FHLB stock redemption	-	198,000
Additions to premises and equipment	(24,615)	(114,211)
Net cash used in investing activities	(11,844,031)	(1,424,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW Accounts, MMDA and savings accounts	(1,953,472)	(1,863,996)
Net increase in time deposits	7,974,644	7,908,131
Cash paid for fractional shares	-	(1,930)
Issuance of common stock	11	26
Proceeds of FHLB advances	2,550,000	5,200,000
Repayment of FHLB advances	(500,000)	(5,200,000)
Tax benefit from exercise of non-qualified stock options	4,628	11,944
Net decrease in short-term borrowing	(16,409)	(12,788)
Net cash provided by financing activities	8,509,402	6,041,387

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,627,209)	6,131,918
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,527,456	5,026,627
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,900,247	$11,158,545

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2008 and December 31, 2007, and the consolidated results of their operations for the three and six-month periods ended June 30, 2008 and 2007 and their cash flows for the six-month periods ended June 30 2008 and 2007.  Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The accounting policies followed are set forth in Note 1 to the 2007 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $39,231,025 and $38,206,567 at June 30, 2008 and December 31, 2007, respectively.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic net income per share	2,119,461	2,104,131	2,119,209	2,107,427
Effect of dilutive stock options	160,423	178,511	160,514	180,659
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	2,279,884	2,282,642	2,279,723	2,288,086

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

5.
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

Level 3  Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques included use of option pricing models, discounted cash flow models and similar techniques.

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

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan is considered impaired and a specific reserve is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value

Available-for-sale securities	-	$25,076,449	-	$25,076,449

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

EXECUTIVE OVERVIEW

During 2008, the Company continued its focus on asset quality and asset growth.  Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality.  During the period asset quality remained strong.  Non-performing assets totaled $238,163 at June 30, 2008 compared to $276,913 at March 31, 2008 and $283,470 at December 31, 2007.  Net charge-offs for the period totaled $25,865 compared to $42,157 for the six-month period ended June 30, 2007.  Loans outstanding grew by 9.29% to $148,338,170 compared to December 31, 2007.  Deposits increased 4.04% to $155,212,188.  The increase was attributable to marketing campaigns, sales calls efforts and product development.

Net interest income decreased by 9.60% during the three-month period due to a tighter net interest margin as a result of Federal Open Market Committee interest rate cut initiatives.  Primarily as a result of loan growth, the Company added $150,680 to the loan loss reserve compared to $69,720 during the comparable period in 2007.  Other non-interest income for the June 30, 2008 and 2007 quarters totaled $415,849 and $394,114, respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  During the period the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and  began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through its subsidiary, Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $5,102 during the quarter compared to income of $22,422 during 2007, of which $2,551 and $11,212 was the Company’s portion during 2008 and

2007, respectively.  Non-interest expenses increased from $1,398,247 to $1,563,388 or 11.81%.  The increase was primarily attributable to operating expenses associated with personnel, professional fees, such as internal/external audits, income tax preparation and loan reviews, incurred to support loan and deposit servicing and growth, and losses sustained on a foreclosure property.

Net income totaled $282,483 and $524,572 for the quarters ended June 30, 2008 and 2007, respectively – a decrease of 46.15%.

The Company’s net interest income decreased by 7.53% during the six-month period due to a tighter net interest margin resulting from Federal Open Market Committee interest rate cut initiatives.  Primarily as a result of loan growth, the Company added $188,125 to the loan loss reserve compared to $87,575 during the comparable period in 2007.  Other non-interest income for the June 30, 2008 and 2007 periods totaled $790,883 and $744,483, respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  During the period the process began to close the Mortgage Company.  Losses at the Mortgage Company decreased during the period as the Company started originating loans through the Bank rather than the Mortgage Company.   Bank of Asheville Mortgage Company, LLC posted net operating losses of $32,218 during the period compared to income of $68,132 during 2007, of which $16,109 and $34,066 was the Company’s portion during 2008 and 2007, respectively.  Non-interest expenses increased from $2,773,517 to $3,032,980 or 9.36%.  The increase was primarily attributable to operating expenses associated with personnel, professional fees, such as internal/external audits, income tax preparation and loan reviews, incurred to support loan and deposit servicing and growth, and net expenses from foreclosed properties.

Net income totaled $670,620 and $1,024,603 for the periods ended June 30, 2008 and 2007, respectively – a decrease of 34.55%.

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2008 COMPARED TO DECEMBER 31, 2007

During the period from December 31, 2007 to June 30, 2008, total assets increased $8,665,689 or 4.97%.  This increase, reflected primarily in the cash and cash equivalents and loans, resulted from an increase in deposits and borrowings.

Securities, federal funds sold and interest-bearing balances with other financial institutions at June 30, 2008 totaled $25,125,825 compared to $29,900,578 at December 31, 2007.  Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $585,600.

At June 30, 2008, the loan portfolio constituted 81.09% of the Company’s total assets.  Loans increased $12,603,946 from December 31, 2007 to June 30, 2008 or 9.29%.  Continued growth in real estate secured lending resulted in the growth.  Management places a strong emphasis on loan quality.

The recorded investment in loans that are considered to be impaired in accordance with SFAS No. 114 was $192,101, $330,297, and $195,683 at June 30, 2008 and 2007, and December 31, 2007, respectively.  The average recorded balance of impaired loans for the six months ended June 30, 2008 and 2007 totaled $203,648 and $703,277, respectively and $400,074 for the year ended December 31, 2007.  The related allowance for loan losses determined for impaired loans was none, $87,071 and $120 at June 30, 2008 and 2007, and December 31, 2007 respectively.  For the six-month periods ended June 30, 2008 and 2007, Weststar recognized interest income from impaired loans of approximately none and $1,535, respectively.  See “Asset Quality” for discussion for an analysis of loan loss reserves.

Deposits increased $6,021,172 during the six months ended June 30, 2008.  The increase in deposits is primarily reflected in NOW, savings and time accounts.  During the period, a new NOW account, eZchecking, was introduced, which pays an above market interest rate on balances up to $25,000.  Qualifiers for the account include a minimum of 10 debit card transactions, one direct deposit and receipt of electronic statement each month.  The Bank earns interchange revenue from debit card usage and can deliver electronic statements more cost efficiently than through standard U.S. mail; these two factors effectively minimize the cost of funds on the product.  As rates continued to decline throughout most of the period, some rate sensitive customers shifted funds from lower interest-bearing accounts to higher yielding accounts such as eZchecking and time deposit accounts.  Demand deposits and money market accounts decreased by 8.53% during the period and totaled $51,798,905.  NOW and savings accounts increased by $2,878,712, while time deposits increased by $7,974,644.

Short-term borrowings consisted of securities sold under agreements to repurchase and federal funds purchased in the amount of $2,453,260.  These accounts bear variable rates tied to the daily federal funds rate and mature daily.

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

The Company’s capital at June 30, 2008 to risk weighted assets totaled 13.74%.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of June 30, 2008, the Company’s capital exceeded the current regulatory capital requirements.

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

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2008 totaled $1,710,086 compared to $1,891,729 in 2007.  The decrease was attributable to a tighter net interest margin following Federal Open Market Committee interest rate cut initiatives.  The Company’s net interest margin was approximately 3.97% and 4.74% for the quarters ended June 30, 2008 and 2007, respectively.

Weststar recorded a provision for loan losses of $150,680 and $69,720 for the quarters ended June 30, 2008 and 2007, respectively.  The provision relates to strong loan growth experienced in 2008.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the June 30, 2008 and 2007 quarters totaled $415,849 and $394,114, respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  The Bank generated $22,996 in mortgage loan origination fees compared to none during 2007.  Interchange revenue generated through debit/credit card transactions produced $73,496 during 2008 compared to $59,046 during 2007.  The increase in volume was partially attributable to the introduction of a new NOW account, eZchecking, which requires customers to utilize their debit card for a minimum of 10 times during a statement cycle, among other requirements, to earn an above market yield on their account.  During the period the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and  began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through its subsidiary, Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $5,102 during the period compared to income of $22,424 during 2007, of which $2,551 and $11,212 was the Company’s portion during 2008 and 2007, respectively.  Other income decreased by $15,076 primarily as a result of fewer recoveries other than loans and less miscellaneous income.

Other non-interest expense totaled $1,563,388 compared to $1,398,247 in 2007.  This increase was primarily attributable to personnel and overhead incurred to support loan and deposit servicing and growth.  Professional fees totaled $100,269 and $70,790 during 2008 and 2007, respectively.  The increase in fees was largely attributable to increased external loan reviews, internal/external audits and income tax preparation services.  Data processing fees decreased from $162,006 to $135,404 as a result of contract renegotiations and outsourcing selected item processing services to a more cost effective provider.  Net expenses from foreclosed properties of $40,908 primarily represent the loss incurred with the disposal of one property.  Income before income tax provision totaled $411,867 and $817,876 for the quarters ended June 30, 2008 and 2007, respectively.  Income tax provision totaled $129,384 and $293,304 for the quarters ended June 30, 2008 and 2007, respectively, which equated to an effective tax rate of 31.41% and 35.86%.  The effective income tax rate decreased in 2008 because of a decrease in relative taxable income during the period.  Net income totaled $282,483 and $524,572 for the quarters ended June 30, 2008 and 2007, respectively.

Other comprehensive loss totaled $294,689 and $318,879 in 2008 and 2007, respectively.  Comprehensive income (loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $(12,206) and $205,693 for the quarters ended June 30, 2008 and 2007, respectively.

COMPARATIVE SIX MONTHS

Net interest income for the six-month period June 30, 2008 totaled $3,443,367 compared to $3,723,784 in 2007.  The decrease was attributable to a tighter net interest margin following Federal Open Market Committee interest rate cut initiatives.  The Company’s net interest margin was approximately 4.02% and 4.73% for the six months ended June 30, 2008 and 2007, respectively.

Weststar recorded a provision for loan losses of $188,125 and $87,575 for the six months ended June 30, 2008 and 2007, respectively.  The increased provision relates to strong loan growth experienced in 2008.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the June 30, 2008 and 2007 periods totaled $790,883 and $744,483, respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  The Bank generated $22,996 in mortgage loan origination fees compared to none during 2007.  Interchange revenue generated through debit/credit card transactions produced $137,058 during 2008 compared to $110,191 during 2007.  The increase in volume was partially attributable to the introduction of a new NOW account, eZchecking, which requires customers to utilize their debit card for a minimum of 10 times during a statement cycle, among other requirements, to earn an above market yield on their account.  During the period the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and  began the process to close the Mortgage Company.   The Company then shifted originating mortgage loans through its subsidiary, Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $32,218 and $68,132 during 2008 and 2007, respectively, of which $16,109 and $34,066 was the Company’s portion during 2008 and 2007, respectively.  Other income decreased by $17,978 primarily as a result of fewer recoveries other than loans and less miscellaneous income.

Other non-interest expense totaled $3,032,980 compared to $2,773,517 in 2008.  This increase was primarily attributable to personnel and overhead incurred to support loan and deposit servicing and growth.  Professional fees totaled $222,321 and $178,047 during 2008 and 2007, respectively.  The increase in fees was largely attributable to increased external loan reviews, internal/external audits and income tax preparation services.  Data processing fees decreased from $319,222 to $277,745 as a result of contract renegotiations and outsourcing selected item processing services to a more cost effective provider.  Net expenses of $41,221 from foreclosed properties primarily represent the loss incurred with the disposal of one property.  Income before income tax provision totaled $1,013,145 and $1,607,175 for the periods ended June 30, 2008 and 2007, respectively.  Income tax provision totaled $342,525 and $582,572 for the periods ended June 30, 2008 and 2007, respectively, which equated to an effective tax rate of 33.81% and 36.25%.  The effective income tax rate decreased in 2008 because of a decrease in relative taxable income during the period.  Net income totaled $670,620 and $1,024,603 for the periods ended June 30, 2008 and 2007, respectively.

Other comprehensive loss totaled $72,199 and $326,378 in 2008 and 2007, respectively.  Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $598,421 and $698,225 for the periods ended June 30, 2008 and 2007, respectively.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	TERMS TO REPRICING AT JUNE 30, 2008
	1-90 Days	91-180 Days	181-365 Days	Total One	Non-	Total
				Year	Sensitive
Interest-earning assets:
Interest bearing deposits	$49,376			$49,376		$49,376
Investment securities	449,699	$350,973	$712,461	1,513,133	$23,658,253	25,171,386
Federal Home Loan Bank stock	585,600	-	-	585,600	-	585,600
Loans (1)	118,840,523	3,580,887	5,640,510	128,061,920	20,276,250	148,338,170
Total Interest-earning assets	119,925,198	3,931,860	6,352,971	130,210,029	43,934,503	174,144,532

Interest-bearing liabilities:
Time deposits	32,046,828	24,716,622	25,675,657	82,439,107	505,892	82,944,999
All other deposits	47,893,673	-	-	47,893,673	-	47,893,673
Short-term debt	2,453,260	-	-	2,453,260	-	2,453,260
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	86,517,761	24,716,622	25,675,657	136,910,040	4,505,892	141,415,932

Interest sensitivity gap	$33,407,437	$(20,784,762)	$(19,322,686)	$(6,700,011)	$39,428,611
Cumulative interest sensitivity
Gap	$33,407,437	$12,622,675	$(6,700,011)
Interest-earning assets as
A percent of interest sensitive liabilities*	138.6%	15.9%	24.7%	95.1%

*Percentages shown are not cumulative.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at June 30, 2008 and 2007, and December 31, 2007 was $2,252,385, $1,929,498 and $2,090,125 or 1.52%, 1.57% and 1.54%, respectively, of gross loans outstanding.   The ratio of net charge-offs to average loans outstanding was .04%, .07% and .16% during the periods ended June 30, 2008 and 2007, and December 31, 2007, respectively.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the six months ended June 30, 2008 and 2007, and for the year ended December 31, 2007.

Summary of Allowance for Loan Losses

	For the six months		For the year ended
	Ended June 30,		December 31,
	2008	2007	2007
Balance, beginning of period	$2,090,125	$1,884,080	$1,884,080
Charge-offs:
Commercial, financial and agricultural	-	(21,490)	(171,723)
Real Estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	(46,811)	(37,528)	(85,018)
Total charge-offs	(46,811)	(59,018)	(256,741)
Recoveries
Commercial, financial, and agricultural	2,568	3,538	24,600
Real Estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	18,378	13,323	31,461
Total Recoveries	20,946	16,861	56,061
Net (charge-offs) recoveries	(25,865)	(42,157)	(200,680)
Provision charged to operations	188,125	87,575	406,725
Balance, end of period	$2,252,385	$1,929,498	$2,090,125

Percentage of net charge-offs to
Average loans	.04%	.07%	.16%
Percentage of allowance to
Period-end loans	1.52%	1.57%	1.54%

The Company does not have any significant loan concentrations.  During the period, loan quality demonstrated improvement over June 30, 2007, December 31, 2007 and March 31, 2008.

During 2008 there were no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses.  Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance. The Company does not have any significant loan concentrations.

The Company has not engaged in any subprime lending and does not hold traditionally defined subprime loans in either its loan or investment portfolios  While housing sales in the Company’s market have been slower than the prior year resulting in an increased level of inventory, housing values have not experienced any significant loss in value.

Improved asset quality and certain qualitative factors such as increased knowledge of lending staff and improved loss/recovery trends resulted in a slight reducing the loan loss reserve from 1.54% at March 31, 2008 to 1.52% at June 30, 2008.  Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  Based upon this analysis, management believes the allowance is adequate to support current loans outstanding.  Management has continued its in-depth underwriting analysis, training and loan monitoring.

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

REGULATORY CAPITAL

					To Be Well
			For Capital		Capitalized Under
	Actual		Adequacy		Prompt Corrective
			Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2008
Total Capital (to Risk Weighted Assets)
Consolidated	$21,830	13.74%	$12,712	8.00%	$15,890	10.00%
Bank	$20,713	13.06%	$12,692	8.00%	$15,865	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$19,840	12.49%	$6,356	4.00%	$9,534	6.00%
Bank	$18,726	11.80%	$6,346	4.00%	$9,519	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$19,840	11.16%	$7,108	4.00%	$8,885	5.00%
Bank	$18,726	10.55%	$7,098	4.00%	$8,872	5.00%

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

As of June 30, 2008 liquid assets (cash and due from banks and interest-earning bank deposits) were approximately $5.9 million, which represents 3.23% of total assets and 3.08% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $15.7 million; and unpledged investment securities of $23.2 million. At June 30, 2008, outstanding commitments to extend credit and available lines of credit were $39.3 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 53.44% of Weststar’s total deposits at June 30, 2008. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 17.66% of the Company’s total deposits at June 30, 2008.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

The annual meeting of stockholders was held on April 15, 2008.  Of the 2,118,437 shares entitled to vote at the meeting, 1,865,650 or 88.07% voted.  The following matters were voted on at the meeting:

Proposal #1	For	Withheld
Patricia P. Grimes	1,861,795	3,855
Carol L. King	1,859,339	6,311
David N. Wilcox	1.858,685	6,965

In addition, the following directors’ terms continued after the annual meeting: W. Edward Anderson, M. David Cogburn, Steven D. Cogburn, G. Gordon Greenwood, Darryl J. Hart, Stephen L. Pigantiello and Laura A. Webb.

Proposal #2	For	Against	Abstain	Broker Nonvote
Dixon Hughes PLLC	1,850,575	3,056	12,018	1

Item 5.	Other Information
(a) None.
(b) None.

Item 6.	Exhibits

(a)	Exhibits.

31.1 –	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: August 12, 2008	By:	/s/ G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: August 12, 2008	By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer