Form 10-Q
period 2008-09-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2008-11-14
CIK 1106181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐
(Do not check if a smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value – 2,124,247 shares outstanding as of November 12, 2008

Index

Part I.                      FINANCIAL INFORMATION

Item I.                      Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets
	(unaudited)
	September 30,	December 31,
	2008	2007*
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$4,262,128	$4,720,172
Interest-bearing deposits	55,467	132,284
Federal funds sold	3,419,000	3,655,000
Total cash and cash equivalents	7,736,595	8,527,456
Investment securities- available for sale, at fair value (amortized cost of $24,367,201 and $26,090,739, respectively)	23,681,294	26,113,294
Loans	157,724,566	135,734,224
Allowance for loan losses	(2,355,244)	(2,090,125)
Net loans	155,369,322	133,644,099
Premises and equipment, net	2,736,125	2,981,163
Accrued interest receivable	921,027	972,603
Federal Home Loan Bank stock, at cost	585,600	463,300
Deferred income taxes	1,042,783	572,594
Foreclosed properties	227,407	87,787
Other assets	772,909	895,702
TOTAL	$193,073,062	$174,257,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$26,850,689	$28,021,869
NOW accounts	18,418,585	15,645,860
Money market accounts	29,759,909	28,609,220
Savings	2,451,996	1,943,712
Time deposits of $100,000 or more	26,274,474	26,584,176
Other time deposits	62,763,833	48,386,179
Total deposits	166,519,486	149,191,016
Short-term borrowings	1,254,477	419,669
Accrued interest payable	470,370	567,710
Other liabilities	921,581	776,364
Long-term debt	8,124,000	8,124,000
Total liabilities	177,289,914	159,078,759

SHAREHOLDERS’ EQUITY:
Preferred stock, authorized $1,000,000 shares;No shares issued and outstanding	-	-
Common stock, $1 par value, authorized- 9,000,000 shares;outstanding shares- and 2,124,247 at September 30, 2008and 2,118,437 at December 31, 2007, respectively	2,124,247	2,118,437
Additional paid-in capital	6,147,598	6,133,773
Retained earnings	7,932,792	6,913,168
Accumulated other comprehensive income (loss)	(421,489)	13,861
Total shareholders’ equity	15,783,148	15,179,239
Total	$193,073,062	$174,257,998

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$2,780,707	$2,918,193	$8,096,225	$8,571,817
Federal funds sold	3,416	69,012	44,592	107,935
Interest-bearing deposits	336	2,463	1,552	5,800
Investments:
Taxable interest income	196,594	231,183	625,533	662,386
Nontaxable interest income	91,704	85,682	266,425	244,500
Corporate dividends	7,451	8,430	21,672	23,120
Total interest income	3,080,208	3,314,963	9,055,999	9,615,558
INTEREST EXPENSE:
Time deposits of $100,000 or more	271,069	343,063	930,663	902,242
Other time and savings deposits	791,346	876,561	2,412,338	2,569,545
Short-term borrowings	5,661	3,226	17,478	52,077
Long-term debt	112,921	140,195	352,942	415,992
Total interest expense	1,180,997	1,363,045	3,713,421	3,939,856
NET INTEREST INCOME	1,899,211	1,951,918	5,342,578	5,675,702
PROVISION FOR LOAN LOSSES	320,635	137,395	508,760	224,970
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,578,576	1,814,523	4,833,818	5,450,732
OTHER INCOME:
Services charges on deposit accounts	291,527	290,610	859,546	855,121
Other service fees and commissions	119,278	91,260	324,082	253,151
Securities losses	-	(1,093)	-	(1,093)
Equity in income (loss) of Bank of Asheville Mortgage Company, LLC	814	(9,051)	(15,295)	(43,117)
Other	13,999	15,058	48,168	67,205
Total other income	425,618	386,784	1,216,501	1,131,267
OTHER EXPENSES:
Salaries and wages	659,449	590,524	1,945,752	1,732,697
Employee benefits	125,736	91,948	362,507	299,715
Occupancy expense, net	120,455	118,697	370,194	357,399
Equipment rentals, depreciation and maintenance	95,626	108,959	328,962	322,778
Supplies	57,850	74,197	196,352	204,988
Professional fees	87,468	83,176	309,789	261,223
Data processing fees	134,019	127,480	411,764	446,702
Marketing	86,569	76,356	219,555	216,252
(Income) expenses from foreclosed properties	1,523	(11,917)	42,744	(9,288)
Other	109,686	108,773	323,742	309,244
Total other expenses	1,478,381	1,368,193	4,511,361	4,141,710
INCOME BEFORE INCOME TAXES	525,813	833,114	1,538,958	2,440,289
INCOME TAX PROVISION	176,809	300,186	519,334	882,758
NET INCOME	$349,004	$532,928	$1,019,624	$1,557,531

EARNINGS PER SHARE:
Basic	$.16	$.25	$.48	$.74
Diluted	$.15	$.23	$.45	$.68

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
NET INCOME	$349,004	$532,928	$1,019,624	$1,557,531
OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities available for sale	(590,969)	452,684	(708,462)	(78,444)
Tax effect	227,818	(174,510)	273,112	30,240
Unrealized holding gains (losses) on securities available for sale, net of tax	(363,151)	278,174	(435,350)	(48,204)

Reclassification adjustment for realized losses	-	1,093	-	1,093
Tax effect	-	(421)	-	(421)
Reclassification adjustment for realized losses, net of tax	-	672	-	672

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(363,151)	278,846	(435,350)	(47,532)

COMPREHENSIVE INCOME (LOSS)	$(14,147)	$811,774	$584,274	$1,509,999

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2008 and 2007
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance December 31, 2006	1,682,290	$1,682,290	$6,528,387	$4,869,092	$(106,916)	$12,972,853
25% Stock Split	421,841	421,841	(421,841)
Net change in unrealized losses on securities held for sale					(47,532)	(47,532)
Cash paid in lieu of fractional shares				(1,930)		(1,930)
Issuance of common stock pursuant to the exercise of stock options	13,398	13,398	8,185			38,736
Tax benefit on exercise of nonqualified stock options			17,153
Net Income				1,557,531		1,557,531
Balance September 30, 2007	2,117,529	$2,117,529	$6,131,884	$6,424,693	$(154,448)	$14,519,658

Balance December 31, 2007	2,118,437	$2,118,437	$6,133,773	$6,913,168	$13,861	$15,179,239
Net change in unrealized losses on securities held for sale	-	-	-	-	(435,350)	(435,350)
Issuance of common stock pursuant to the exercise of stock options	5,810	5,810	9,197	-	-	15,007
Tax benefit on exercise of nonqualified stock options	-	-	4,628	-	-	4,628
Net Income	-	-	-	1,019,624	-	1,019,624
Balance September 30, 2008	2,124,247	$2,124,247	$6,147,598	$7,932,792	$(421,489)	$15,783,148

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,019,624	$1,557,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	289,812	291,758
Provision for loan losses	508,760	224,970
Premium amortization and discount accretion, net	(18,408)	(23,231)
Deferred income tax provision	(197,077)	(95,232)
(Income) expenses from foreclosed properties, net	36,781	(11,192)
Losses on sales of securities	-	1,093
Gain on disposal/sale of premises and equipment	-	(50)
(Increase) decrease in accrued interest receivable	51,576	(88,964)
Decrease in other assets	122,793	73,992
Increase (decrease) in accrued interest payable	(97,340)	42,966
Increase in other liabilities	145,217	155,723
Net cash provided by operating activities	1,861,738	2,129,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,530,893)	(3,942,950)
Maturities of securities available for sale	3,272,839	2,794,875
Proceeds from sales of securities	-	283,268
Net increase in loans	(22,470,684)	(8,291,948)
Proceeds from sales of foreclosed properties	60,300	691,825
Proceeds from sales of premises and equipment	-	50
FHLB stock purchase	(122,300)	(204,300)
FHLB stock redemption	-	198,000
Additions to premises and equipment	(44,774)	(320,545)
Net cash used in investing activities	(20,835,512)	(8,791,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (decrease) in demand deposits, NOW accounts,
MMDA and savings accounts	3,260,518	(2,260,481)
Net increase in time deposits	14,067,952	13,301,104
Cash paid for fractional shares	-	(1,930)
Issuance of common stock	15,007	21,583
Proceeds of FHLB advances	2,550,000	5,200,000
Repayment of FHLB advances	(2,550,000)	(5,200,000)
Tax benefit from exercise on non-qualified stock options	4,628	17,153
Net increase (decrease) in short-term borrowing	834,808	(19,592)
Net cash provided by financing activities	18,182,913	11,057,837

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(790,861)	4,395,476
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,527,456	5,026,627
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,736,595	$9,422,103

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2008 and December 31, 2007, and the consolidated results of their operations for the three and nine-month periods ended September 30, 2008 and 2007 and their cash flows for the nine-month periods ended September 30 2008 and 2007.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The accounting policies followed are set forth in Note 1 to the 2007 Annual Report to Shareholders (Form 10-KSB) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $35,882,579 and $38,206,567 at September 30, 2008 and December 31, 2007, respectively.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic net income per share	2,122,147	2,113,485	2,120,195	2,109,468
Effect of dilutive stock options	151,241	173,522	157,877	178,500
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	2,273,388	2,287,007	2,278,072	2,287,968

4.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), but has not applied it to any financial instruments.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company did not elect to adopt fair value measurement for any additional assets or liabilities upon the adoption of SFAS 159.

5.
Effective January 1, 2008, the Company also partially adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), in accordance with the delayed provision of adoption for non-financial assets and liabilities under SFAS 157-2.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances discloses about fair value measurements.  Fair value is defined under SAFS 157 as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan is considered impaired and a specific reserve is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Index

value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value

Available-for-sale securities	-	$23,681,294	-	$23,681,294

6.
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

7.
The Emergency Economic Stabilization Act of 2008 (EESA) was enacted on October 3, 2008. The purpose of this law is to restore liquidity and stability to the financial system, while minimizing any potential long term negative impact on taxpayers. The law authorizes the United States Secretary Treasury to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, from the nation's banks. The program under which the asset purchase will be administered is referred to as the Troubled Asset Relief Program (TARP).

Index

The law also temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The higher insurance limits took effect immediately and will be in effect through December 31, 2009. Additionally, the Federal Deposit Insurance Corporation (FDIC) announced on October 14, 2008, a new program aimed at strengthening consumer confidence and encouraging liquidity in the banking system.

The Temporary Liquidity Guarantee Program (TLGP) guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. The program provides a three year guarantee of newly issued debt and increased insurance coverage through December 31, 2009. This two-pronged program will be funded through special fees paid by the financial institutions participating. The Company must decide whether to participate in one, both or none of these phases of the program by November 14, 2008.

Also on October 14, 2008, the US Department of Treasury (“Treasury”) announced a voluntary Capital Purchase Program (CPP) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. The Treasury will purchase up to $250 billion of senior preferred stock. The program will be available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate on November 14, 2008. Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. The minimum subscription amount available to a participating institution is 1 percent of risk-weighted assets. The maximum subscription amount is the lesser of $25 billion or 3 percent of risk-weighted assets. The Treasury will fund the senior preferred shares purchased under the program by year-end 2008.

The senior preferred shares will qualify as Tier 1 capital and will rank senior to common stock. The senior preferred shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affect the shares. The senior preferred shares will be callable at par after three years. Prior to the end of three years, the senior preferreds may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The Treasury may also transfer the senior preferred shares to a third party at any time. In conjunction with the purchase of senior preferred shares, The Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The exercise price on the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average. Only institutions deemed to be “healthy” will be eligible to participate in the CPP.

Participation in these various programs carries certain restrictions with respect to the payment of dividends to common shareholders and executive compensation. Management and the Board are currently evaluating the viability of these programs.

Index

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations

Weststar Financial Services Corporation & Subsidiaries
Management’s Discussion and Analysis

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Weststar Financial Services Corporation (the “Company”) is a holding company for The Bank of Asheville (the “Bank”), a state chartered commercial bank incorporated in North Carolina on October 29, 1997.  The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas.  Common shares of the Bank were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000.  Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities.  The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.  On October 19, 2004, the Company formed Bank of Asheville Mortgage Company, LLC (the “Mortgage Company”), a mortgage broker, of which the Company owns a 50% interest.  The Company and its partner in the Mortgage Company have decided to close the Mortgage Company.  It is anticipated than a dissolution agreement will be filed during November, 2008.  Because Weststar Financial Services Corporation has no material operations and conducts no business on its own other than owning the Bank, the discussion contained in Management’s Discussion and Analysis concerns primarily the business of the Bank.  However, for ease of reading and because the financial statements are presented on a consolidated basis, Weststar Financial Services Corporation and the Bank are collectively referred to herein as the Company.

During 2008, the Company continued its focus on asset quality and asset growth.  Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality.  During the period asset quality remained strong.  Non-performing assets increased slightly from $283,470 at December 31, 2007 to $310,100 at September 30, 2008.  Loans outstanding increased from $135,734,224 at December 31, 2007 to $157,724,566 at September 30, 2008.  Deposits increased $166,519,486.  The increase was attributable to marketing campaigns, sales calls efforts, and product development.

Net interest income decreased by 2.70% during the three-month period due to a tighter net interest margin as a result of Federal Open Market committee interest rate cut initiatives.  Primarily as a result of loan growth and one large charge-off incurred during the quarter, the Company’s provision for loan losses was $320,635 compared to $137,395 during the comparable quarter in 2007.  Other non-interest income for the September 30, 2008 and 2007 quarters totaled $425,618 and $386,784, respectively.  The increase in income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  During the 2007 quarter, the Company realized $1,093 in losses from the sales of investment securities compared to none during same period in 2008.  During the June 2008 quarter, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage

Index

Company.  The Company then shifted originating mortgage loans through its subsidiary bank.  Bank of Asheville Mortgage Company, LLC posted net operating income of $1,628 during the quarter compared to net operating losses of $(18,102) during 2007, of which $814 and $(9,051) was the Company’s portion during 2008 and 2007, respectively.  Non-interest expenses increased from $1,368,193 to $1,478,381 or 8.05%.  The increase was primarily attributable to operating expenses associated with personnel and professional fees, such as internal/external audits, income tax preparation and loan reviews, incurred to support loan and deposit servicing.

Net income totaled $349,004 and $532,928 for the quarters ended September 30, 2008 and 2007, respectively – a decrease of 34.51%.

The Company’s net interest income decreased by 5.87% during the nine-month period due to a tighter net interest margin resulting from Federal Open Market Committee interest rate cut initiatives.  As a result of charge-offs and loan growth, the Company added $508,760 to the allowance for loan losses compared to $224,970 during the comparable period in 2007.  Other non-interest income for the September 30, 2008 and 2007 periods totaled $1,216,501 and $1,131,267, respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  During the period the process began to close the Mortgage Company.  Losses at the Mortgage Company decreased during the period as the Company started originating loans through the Bank rather than the Mortgage Company.   Bank of Asheville Mortgage Company, LLC posted net operating losses of $30,590 during the period compared to $86,234 during 2007, of which $15,295 and $43,117 was the Company’s portion during 2008 and 2007, respectively.  Non-interest expenses increased from $4,141,710 to $4,511,361 or 8.93%.  The increase was primarily attributable to operating expenses associated with personnel, professional fees, such as internal/external audits, income tax preparation and loan reviews, incurred to support loan and deposit servicing and growth, and net expenses from foreclosed properties.

Net income totaled $1,019,624 and $1,557,531 for the nine-month periods ended September 30, 2008 and 2007, respectively – a decrease of 34.54%.

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2008 COMPARED TO DECEMBER 31, 2007

During the period from December 31, 2007 to September 30, 2008, total assets increased $18,815,064 or 10.80%.  This increase, reflected primarily in loans, resulted from an increase in deposits.

Securities, federal funds sold and interest-bearing balances with other financial institutions at September 30, 2008 totaled $27,155,761 compared to $29,900,578 at December 31, 2007.  Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $585,600.

At September 30, 2008, the loan portfolio constituted 81.69% of the Company’s total assets.  Loans increased $21,990,342 from December 31, 2007 to September 30, 2008.  Continued growth in real estate secured lending resulted in the majority of the growth.  Management places strong emphasis on loan quality.

Index

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in Statement of Financial Accounting Standards No. 114 of the Financial Accounting Standards Board was $83,892, $98,503, and $195,683 at September 30, 2008 and 2007, and December 31, 2007, respectively.  The average recorded balance of impaired loans for the nine months ended September 30, 2008 and 2007 totaled $199,511 and $501,939, respectively and $400,074 for the year ended December 31, 2007.  The related allowance for loan losses determined in accordance with SFAS No. 114 for impaired loans was none, none and $120 at September 30, 2008 and 2007, and December 31, 2007 respectively.  For the nine-month periods ended September 30, 2008 and 2007, Weststar recognized interest income from impaired loans of approximately $350 and $1,535.  See “Asset Quality” for discussion for an analysis of loan loss reserves.

Deposits increased $17,328,470 during the nine months ended September 30, 2008.  The increase in deposits is primarily reflected in NOW, money market, savings and time accounts.  During the period, a new NOW account, eZchecking, was introduced, which pays an above market interest rate on balances up to $25,000.  Qualifiers for the account include a minimum of 10 debit card transactions, one direct deposit and receipt of electronic statement each month.  The Bank earns interchange revenue from debit card usage and can deliver electronic statements more cost efficiently than through standard U.S. mail; these two factors effectively minimize the cost of funds on the product.  As rates continued to decline throughout most of the period, some rate sensitive customers shifted funds from lower interest-bearing accounts to higher yielding accounts such as eZchecking and time deposit accounts.  Demand deposits accounts decreased by 4.18% during the period and totaled $26,850,689.  NOW, money market and savings accounts increased by $4,431,698, while time deposits increased by $14,067,952.  Time deposits grew as interest rate sensitive customers sought to lock in yields during a decreasing interest rate environment.  Additionally, during the period, the Company experienced significant certificate of deposit growth from new customers, who transferred funds from larger national banks as a result of negative publicity related to potential financial instability.  Once the FDIC increased its insurance level to $250,000, the deposit market gained stabilization.  The Company also received deposits from customers, who withdrew funds from the financial markets as a result of decreasing values.

Short-term borrowings consisted of securities sold under agreements to repurchase in the amount of $1,254,477.  These accounts bear variable rates tied to the daily federal funds rate and mature daily.

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

The Company’s capital at September 30, 2008 to risk weighted assets totaled 13.18%.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of September 30, 2008, the Company’s capital exceeded the current regulatory capital requirements.

Index

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2008 totaled $1,899,211 compared to $1,951,918 in 2007.  The decrease was attributable to a tighter net interest margin following Federal Open Market Committee interest rate cut initiatives.  The Company’s net interest margin was 4.16% and 4.76% for the quarters ended September 30, 2008 and 2007, respectively.

Weststar recorded a provision for loan losses of $320,635 and $137,395 for the quarters ended September 30, 2008 and 2007, respectively.  The provision relates to strong loan growth experienced in 2008 coupled with net charge-offs of $217,775. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the September 30, 2008 and 2007 quarters totaled $425,618 and $386,784, respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  The Bank generated $14,728 in mortgage loan origination fees compared to none during 2007.  Interchange revenue generated through debit/credit card transactions produced $75,335 during 2008 compared to $64,666 during 2007.  The increase in volume was partially attributable to the introduction of a new NOW account, eZchecking, which requires customers to utilize their debit card for a minimum of 10 times during a statement cycle, among other requirements, to earn an above market yield on their account.  During the 2007 quarter, the Company realized $1,093 in losses from the sales of investment securities compared to none during same period in 2008.  Bank of Asheville Mortgage Company, LLC posted net operating income (losses) of $1,628 during the period compared to $(18,102) during 2007, of which $814 and $(9,051) was the Company’s portion during 2008 and 2007, respectively.  Other income remained relatively flat at $13,999.

Other non-interest expense totaled $1,478,381 compared to $1,368,193 in 2007.  This increase was primarily attributable to personnel and overhead incurred to support loan and deposit servicing and growth.  Salaries and benefits increased $102,713 during the periods reflecting growth in personnel, and increased wages and cost of benefits.  Growth in personnel reflects overall growth in Bank’s assets and expanded services provided.  Data processing fees increased from $127,480 to $134,019 as a result of loan and deposit account growth.  In 2007 the Company renegotiated its data processing contracts and outsources selected processes to a more cost competitive provider, thus enabling the Company to hold down its operating costs.  Net (income) expense from foreclosed properties totaled $1,523 during 2008 compared to $(11,917) during 2007.  Marketing expenses increased by $10,213 as the Bank promoted its products, services and safety.  Income before income tax provision totaled $525,813 and $833,114 for the quarters ended September 30, 2008 and 2007, respectively.  Income tax provision totaled $176,809 and $300,186 for the quarters ended September 30, 2008 and 2007, respectively, which equated to

Index

an effective tax rate of 33.63% and 36.03%.  The effective income tax rate decreased in 2008 because of a decrease in relative taxable income during the period.  Tax exempt interest income remained consistent from period to period, although higher as a percentage of income before taxes in the 2008 period.  Net income totaled $349,004 and $532,928 for the quarters ended September 30, 2008 and 2007, respectively.

Other comprehensive income (loss) totaled $(363,151) and $278,846 in 2008 and 2007, respectively.  Comprehensive income (loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $(14,147) and $811,774 for the quarters ended September 30, 2008 and 2007 respectively.

COMPARATIVE NINE MONTHS

Net interest income for the nine-month period September 30, 2008 totaled $5,342,578 compared to $5,675,702 in 2007.  The decrease was attributable to a tighter net interest margin following Federal Open Market Committee interest rate cut initiatives.  The Company’s net interest margin was 4.07% and 4.74% for the nine months ended September 30, 2008 and 2007, respectively.

Weststar recorded a provision for loan losses of $508,760 and $224,970 for the nine months ended September 30, 2008 and 2007, respectively.  The increased provision relates to strong loan growth experienced in 2008 coupled with net charge-offs of $243,641.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the September 30, 2008 and 2007 periods totaled $1,216,501 and $1,131,267, respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  The Bank generated $37,724 in mortgage loan origination fees compared to none during 2007.  Interchange revenue generated through debit/credit card transactions produced $212,393 during 2008 compared to $174,907 during 2007.  The increase in volume was partially attributable to the introduction of a new NOW account, eZchecking, which requires customers to utilize their debit card for a minimum of 10 times during a statement cycle, among other requirements, to earn an above market yield on their account.  During the period the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.   The Company then shifted originating mortgage loans through its subsidiary bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $30,590 and $86,234 during 2008 and 2007, respectively, of which $15,295 and $43,117 was the Company’s portion during 2008 and 2007, respectively.  Other income decreased by $19,037 primarily as a result of lower fees earned on deposits with other financial institutions.

Other non-interest expense totaled $4,511,361 compared to $4,141,710 in 2007.  This increase was primarily attributable to overall company growth to support loans, deposits and branch expansion.  Professional fees increased from $261,223 during 2007 to $309,789.  The increase in fees was largely attributable to internal and external audit fees relating to  preparation for Sarbanes-Oxley Act of 2002 compliance.  Net expenses from foreclosed properties totaled $42,744 during 2008 compared to $(9,288) during 2007.  Other expenses increased $14,498 primarily attributable to FDIC insurance premiums assessed during 2008, director fees and employee travel.  Income before income tax provision totaled $1,538,958 and $2,440,289 for

Index

the periods ended September 30, 2008 and 2007, respectively.  Income tax provision totaled $519,334 and $882,758 for the periods ended September 30, 2008 and 2007, respectively, which equated to an effective tax rate of 33.75% and 36.17%.  The effective income tax rate decreased in 2008 because of an increase in relative tax exempt  income.  Net income totaled $1,019,624 and $1,557,531 for the periods ended September 30, 2008 and 2007, respectively.

Other comprehensive loss totaled $435,350 and $47,532 in 2008 and 2007, respectively.  Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $584,274 and $1,509,999 for the periods ended September 30, 2008 and 2007, respectively.

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

Index

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

The Company uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any commitments to enter into those transactions. The Company monitors interest sensitivity by means of computer models that incorporate the current volumes, average rates, scheduled maturities and payments and repricing opportunities of asset and liability portfolios. Using this information, the model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, the Company assumes no growth in its balance sheet, because to do so could have the effect of distorting the balance sheet’s sensitivity to changing interest rates. The Company simulates the effects of interest rate changes on its earnings by assuming no change in interest rates as its base case scenario and either (1) gradually increasing or decreasing interest rates over a twelve-month period or (2) immediately increasing or decreasing interest rates by .25%, .50%, 1% and 2% and negatively affected in the short-term by declining interest rates.  Recent Federal Reserve actions to decrease the interest rates will likely decrease the Company’s net interest margin in the near term. The analysis shows that the net interest margin would be positively effected by an increase in interest rates.  Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities.  Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

	TERMS TO REPRICING AT SEPTEMBER 30, 2008
	1-90 Days	91-180 Days	181-365 Days	Total One	Non-	Total
				Year	Sensitive
Interest-earning assets:
Interest bearing deposits	$55,467	$-	$-	$55,467	$-	$55,467
Federal funds sold	3,419,000			3,419,000		3,419,000
Investment securities	358,401	361,993	734,856	1,455,250	22,911,951	24,367,201
Federal Home Loan Bank stock	585,600	-	-	585,600	-	585,600
Loans	120,050,692	5,639,421	7,117,240	132,807,353	24,917,213	157,724,566
Total Interest-earning assets	124,469,160	6,001,414	7,852,096	138,322,670	47,829,164	186,151,834

Interest-bearing liabilities:
Time deposits	32,875,623	24,063,215	31,599,842	88,538,680	499,627	89,038,307
All other deposits	50,630,490	-	-	50,630,490	-	50,630,490
Short-term debt	1,254,477	-	-	1,254,477	-	1,254,477
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	88,884,590	24,063,215	31,599,842	144,547,647	4,499,627	149,047,274

Interest sensitivity gap	$35,584,570	$(18,061,801)	$(23,747,746)	$(6,224,977)	$43,329,537
Cumulative interest sensitivity
Gap	$35,584,570	$17,522,769	$(6,224,977)
Interest-earning assets as a percent of interest sensitive liabilities*	140.0%	24.9%	24.8%	95.7%

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

Index

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at September 30, 2008 and 2007, and December 31, 2007 was $2,355,244, $1,968,455 and $2,090,125 or 1.49%, 1.51% and 1.54%, respectively, of gross loans outstanding.  The ratio of net charge-offs to average loans outstanding was .23%, .15% and .16% during the periods ended September 30, 2008 and 2007, and December 31, 2007, respectively.  The increase in net –charge offs for the nine month period ended September 30, 2008 was primarily attributable to a single charge-off of approximately $167,000.  The business failed as a result of owner health issues as opposed to economic conditions or loan quality trends.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the nine months ended September 30, 2008 and 2007, and for the year ended December 31, 2007.

Summary of Allowance for Loan Losses

	For the nine months		For the year ended
	Ended September 30,		December 31,
	2008	2007	2007
Balance, beginning of period	$2,090,125	$1,884,080	$1,884,080
Charge-offs:
Commercial, financial and agricultural	(200,091)	(105,129)	(171,723)
Real Estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	(83,083)	(62,063)	(85,018)
Total charge-offs	(283,174)	(167,192)	(256,741)
Recoveries
Commercial, financial, and agricultural	13,415	3,838	24,600
Real Estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	26,118	22,759	31,461
Total Recoveries	39,533	26,597	56,061
Net (charge-offs) recoveries	(243,641)	(140,595)	(200,680)
Provision charged to operations	508,760	224,970	406,725
Balance, end of period	$2,355,244	$1,968,455	$2,090,125

Percentage of net charge-offs to average loans	.23%	.15%	.16%
Percentage of allowance to period-end loans	1.49%	1.51%	1.54%

Index

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

REGULATORY CAPITAL

					To Be Well
			For Capital		Capitalized Under
	Actual		Adequacy		Prompt Corrective
			Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2008
Total Capital (to Risk Weighted Assets)

Consolidated	$22,325	13.18%	$13,553	8.00%	$16,941	10.00%
Bank	$21,211	12.54%	$13,533	8.00%	$16,917	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$20,204	11.93%	$6,776	4.00%	$10,165	6.00%
Bank	$19,093	11.29%	$6,767	4.00%	$10,150	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$20,204	10.85%	$7,447	4.00%	$9,309	5.00%
Bank	$19,093	10.27%	$7,437	4.00%	$9,297	5.00%

Index

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

As of September 30, 2008 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $7.7 million, which represents 4.01% of total assets and 4.65% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $19.3 million. At September 30, 2008, outstanding commitments to extend credit and available lines of credit were $35.9 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 53.47% of Weststar’s total deposits at September 30, 2008. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 15.78% of the Company’s total deposits at September 30, 2008.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: November 12, 2008	By:	/s/ G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: November 12, 2008	By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial and Principal Accounting Officer