Form 10-K
period 2008-12-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2009-03-23
CIK 1106181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

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

COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐   NO ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒       NO ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one): Large accelerated filer   ☐    Accelerated filer   ☐   Non-accelerated filer   ☐    (Do not check if a smaller company) Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2008 was approximately $20,878,523.

The number of shares of the Registrant’s Common Stock outstanding on March 17, 2009 was 2,146,132.

Documents Incorporated by Reference:

PART III: Definitive Proxy Statement dated March 17, 2009 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 for the 2009 Annual Meeting of Shareholders.

FORM 10-K CROSS-REFERENCE INDEX

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Weststar Financial Services Corporation provides these documents by mail upon request.

Index

PART I

ITEM 1:  BUSINESS

General

Weststar Financial Services Corporation (the “Registrant” or the “Company”) is a bank holding company formed in April 2000 to own all of the common stock of The Bank of Asheville (the “Bank”), a North Carolina-chartered bank that opened for business as a community bank in Asheville, Buncombe County, North Carolina in December 1997.  On October 8, 2003, the Company formed Weststar Financial Services Corporation I (the “Trust”), a Delaware statutory trust.  The Trust has had no operations subsequent to its formation in 2003 other than the issuance of trust preferred securities.  At this time, the Company does not engage in any business activities on its own.  It only owns the Bank, which engages in the commercial banking business, and the Trust, which was the legal entity formed for its issuance of $4.0 million in trust preferred securities in 2003.  On October 19, 2004, the Company formed Bank of Asheville Mortgage Company, LLC, a mortgage broker, of which the Company owned a 50% interest.  Bank of Asheville Mortgage Company, LLC was dissolved effective October 31, 2008.

Primary Market Area

The Registrant’s market area consists of Asheville, Buncombe County, North Carolina and surrounding areas.  Buncombe County is part of the Asheville Rand McNally Metropolitan Area.  Asheville is the county seat and the industrial center of Buncombe County with a population of approximately 71,100.  In addition, Asheville is the commercial hub for several other prosperous towns in Buncombe County, including Arden, Biltmore Forest, Black Mountain, Montreat, Skyland, Weaverville and Woodfin.  The total population of Buncombe County is 224,300.  Statistics are the latest issued by the Asheville Metro Business Research Center.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to a long history of statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. In Buncombe County as of June 30, 2008 (the latest date for which statistics are available) there were 88 offices of 19 different commercial and savings banks (including the largest banks in North Carolina), as well as offices of credit unions and various other entities engaged in the extension of credit.  The Registrant accounted for 3.7% of total deposits held by commercial banks and savings banks in Buncombe County.

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

Index

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

DEPOSIT INSURANCE. As a member institution of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to a maximum of $250,000 per depositor through the Deposit Insurance Fund (“DIF”), administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The DIF assessment rates vary based on an institution’s capital position and other supervisory factors.  The increase in basic federal deposit insurance coverage from $100,000 to $250,000 per depositor became effective on October 3, 2008 as part of the Emergency Economic Stabilization Act of 2008.  The legislation provides that the basic deposit insurance limit will return to $100,000 per depositor after December 31, 2009.

The Bank of Asheville has chosen to participate in the transaction guarantee component of the FDIC Temporary Liquidity Guarantee Program. As of October 14, 2008, all non-interest-bearing transaction deposit accounts at our participating FDIC-Insured Institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect until December 31, 2009.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock, minority interests in certain equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions and restricted core capital elements, including trust preferred securities. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2008, the Company was classified as “well-capitalized” with Tier 1 and Total Risk - Based Capital of 11.37% and 12.62%, respectively.

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

Index

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

Index

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

ITEM 2:  PROPERTIES

The following table sets forth the location of the Registrant’s offices as of December 31, 2008.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Index

PART II

ITEM 5:  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND REGISTRANT’S  PURCHASES OF EQUITY SECURITIES

Market Summary

Weststar Financial Services Corporation stock is traded on the Over-The-Counter Bulletin Board under the symbol “WFSC.” There were 2,125,747 shares outstanding at December 31, 2008 owned by approximately 800 shareholders.

During 2008, 122,300 shares of the Company’s common stock were traded.  The closing price of the stock on December 31, 2008 was $6.35.

The following table represents stock prices during the trading periods.

2008	1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.
High	$10.95	$11.40	$ 9.85	$ 8.00
Low	$ 9.35	$ 9.10	$ 7.00	$ 5.80
Close	$10.58	$ 9.85	$ 7.50	$ 6.35

2007	1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.
High	$13.40	$13.76	$13.50	$12.44
Low	$12.04	$12.12	$11.07	$ 9.25
Close	$12.40	$13.25	$11.95	$10.25

No cash dividends were paid in 2008 or 2007.  A 25% stock dividend effected in the form of a 5-for-4 stock split was paid to shareholders in June 2007.  Stock prices in the table above have been adjusted to reflect the stock dividend.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
908.497.2300 or 800.368.5948

Shareholder Information

For information, contact Randall C. Hall, Executive Vice President and Secretary, Weststar Financial Services Corporation, 79 Woodfin Place, Asheville, North Carolina, 28801 or rhall@bankofasheville.com.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 3:00 p.m., Tuesday, April 28, 2009, at the Renaissance Asheville Hotel, One Thomas Wolfe Plaza, Asheville, North Carolina.

Independent Auditors

Dixon Hughes PLLC, 6525 Morrison Boulevard, Suite 516, Charlotte, NC 28211-3563

See Item 11 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Index

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Weststar Financial Services Corporation (the “Company”) is a holding company for The Bank of Asheville (the “Bank”), a state chartered commercial bank incorporated in North Carolina on October 29, 1997.  The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas.  Common shares of the Bank were exchanged for common shares of Weststar Financial Services Corporation effective April 28, 2000.  Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities.  The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.  On October 19, 2004, the Company formed Bank of Asheville Mortgage Company, LLC (the “Mortgage Company”), a mortgage broker, of which the Company owned a 50% interest.  During 2008, the Company and its partner in the Mortgage Company decided to close the Mortgage Company, which was dissolved effective October 31, 2008.  Because Weststar Financial Services Corporation has no material operations and conducts no business on its own other than owning the Bank, the discussion contained in Management’s Discussion and Analysis concerns primarily the business of the Bank.  However, for ease of reading and because the financial statements are presented on a consolidated basis, Weststar Financial Services Corporation and the Bank are collectively referred to herein as the Company.

EXECUTIVE OVERVIEW

The year 2008 was a year ruled by negative economic indicators and widespread fear.  One of the sources of 2008’s economic troubles was that the housing bubble burst, which sent home prices plunging and made foreclosures soar across the nation.  In an attempt to shore up the housing market, federal officials in September seized Fannie Mae and Freddie Mac, placing them in a conservatorship amid concerns that steep mortgage losses were hurting their ability to remain viable and thus constrain the mortgage market.  On October 3, lawmakers passed the Emergency Economic Stabilization Act of 2008, which included programs  aimed at buying up soured mortgage assets and encouraging banks to resume lending in order to ease the growing credit crisis.  Approximately $250 billon was used to inject equity into banks and another $40 billion went to American Insurance Group (“AIG”).  The “big three” automakers also pressed lawmakers for funds to prevent a collapse in the auto industry.  In December, the National Bureau of Economic Research confirmed that the United States had been in a recession for a year.  In an effort to stimulate the economy, the Federal Reserve drastically lowered interest rates by 400 basis points during 2008 to its lowest rate on record by year end.

During 2008, the Company focused significant attention on maintaining asset quality, furthering asset growth and expanding its market share.   Management adhered to prudent underwriting standards, expanded periodic reviews of loans of $100,000 or more, and enhanced its loan quality monitoring systems.  Net charge-offs during 2008 totaled $271,429 compared to $200,680 during 2007.  Non-performing assets totaled $521,108 and $283,470 at December 31, 2008 and 2007, respectively.  Loans outstanding grew by $35,505,468 or 26.16% to $171,239,692 from December 31, 2007 to December 31, 2008.  The investment portfolio decreased from $26,113,294 to $23,778,449 primarily as a result of increased loan demand.

The Company held deposit market share in Buncombe County of approximately 3.7% as of June 30, 2008, according to the latest Federal Deposit Insurance Corporation statistics.  From December 31, 2007 to December 31, 2008 the Company’s deposits grew from $149,191,016 to $170,814,106 – an increase of 14.49%.  During 2008, the majority of the Company’s deposit growth originated from time-deposits; rate sensitive customers sought to lock in rates during the falling interest rate environment.  Lastly, as the need for funding loan growth intensified during the latter part of the year, the Company increased outstanding certificates of deposits from other financial institutions from $11,743,941 to $21,935,733.

The Company’s average interest rate spread decreased from 3.96% to 3.50% during 2008, which partially offset net earning asset growth, resulted in a 4.76% decrease in net interest income during 2008.  As a result of loan growth, charge-offs and a continued deterioration in the national and local economic environment, the Company added $711,285 to its allowance for loan losses compared to $406,725 in 2007.  The Company operates in a well diversified market.  Major economic drivers include tourism, medical industry and light manufacturing.  The unemployment rate remains relatively low, and the job market appears to be stable with no major layoffs.  Non-interest income increased $49,447 primarily as a result increased mortgage loan origination fee income at the Bank level.  During the second quarter, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $30,590 during the year compared to net operating losses of $120,198 during 2007, of which $15,295 and $60,099 was the Company’s portion during 2008 and 2007, respectively.  Securities losses totaled $1,093 during 2007 compared to none during 2008.  Non-interest expenses totaled $6,132,224 and $5,553,236 in 2008 and 2007, respectively.  Operating expenses increased as a result of increased expenses associated with supporting loan and deposit growth.  Management monitors expenses closely and reviews each expense relative to the benefit provided.  Net income totaled $1,301,312 in 2008 compared to $2,046,006 in 2007 – a decrease of 36.40%.  Comprehensive income, which is the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders, net of tax totaled $1,304,927 and $2,166,783 in 2008 and 2007, respectively.

Index

RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

2008 COMPARED TO 2007

Net income for 2008 totaled $1,301,312 compared to $2,046,000 in 2007 or $.57 and $.89 per diluted share for 2008 and 2007, respectively.  The return on average assets and equity, respectively, was .71% and 8.20% for 2008 compared to 1.24% and 14.62% in 2007.  The decrease in net income was primarily attributable to a compression in the Company’s net interest margin following seven Federal Open Market Committee target funds rate cut initiatives totaling 400 basis points, increased provision for loan losses to accommodate loan growth and increased overhead to support loan and deposit growth.

Interest income, the primary source of revenue for the Company, was derived from interest-earning assets such as loans, investments and federal funds sold.  The rate earned on interest-earning assets and dollar volume of the interest-earning assets drive interest income. Interest income totaled $12,227,824 for the year ended December 31, 2008 compared to $12,901,434 in 2007.  Growth in the average balance of interest-earning assets increased from $157,701,528 to $177,046,378 or 12.27%, but was offset by a 128 basis point decrease in the rate on interest-earning assets, which resulted in an overall decreased interest income.  Interest expense, derived from interest-bearing liabilities such as deposits and borrowed funds, totaled $4,984,250 in 2008 compared to $5,295,506 in 2007.  The decrease in interest expense was primarily attributable to lower cost of funds following Federal Open Market Committee target funds rate cut initiatives.  The average balance of interest-bearing liabilities grew from $122,327,327 in 2007 to $141,918,644 in 2008 or 16.02%, while the cost of funds decreased 82 basis points.  A tight liquidity market both nationally and regionally intensified competition among financial institutions and resulted in maintaining a higher cost of funds than most likely would have been present during normal market conditions and compressed the Company’s net interest margin accordingly.  With these unprecedented challenges, the Company’s net interest rate spread declined by 46 basis points.

As a result of loan growth, charge-offs and continued deterioration in the national and local economies, the Company added $711,285 to its allowance for loan losses compared to $406,725 in 2007.  Charge-offs, net of recoveries, totaled $271,429 for 2008 compared to $200,680 for 2007.  Nonperforming assets totaled $521,108 at the end of 2008 compared with $283,470 at the end of 2007.

Non-interest income totaled $1,624,110 in 2008 compared to $1,528,766 in 2007.  Service charge fees on deposit accounts and other fees and commissions earned account for the majority of non-interest income.  During 2008, the Company earned $1,139,125 from service charges on deposit accounts compared to $1,153,611 in 2007.  The decrease resulted primarily from less revenue from overdraft fees, which is driven by overdraft activity.  Other service fees and commissions totaled $435,991 in 2008 compared to $344,481 in 2007.  The increase was primarily a result of fees from the origination of mortgage loans at the Bank level and increased fees from Visa, MasterCard and ATM interchange fees.  During 2008, the Company and its partner in Bank of Asheville Mortgage Company, LLC agreed to dissolve the company, which closed effective October 31, 2008.   Prior to June 2008, fees from the origination of mortgage loans were originated through the Mortgage Company.  Thereafter, the Company’s subsidiary bank assumed the role as a mortgage broker for mortgage loan origination, which produced fee income of $56,600.  Fees from Visa, MasterCard and ATM interchange activity generated $288,689 and $241,304 for 2008 and 2007, respectively.  The Mortgage Company posted a net loss of $30,590 during 2008 of which $15,295 was the Company’s portion compared to $120,198 during 2007 of which $60,099 was the Company’s portion.  The Company sold investment securities during 2007, which resulted in realized losses of $1,093 compared to none during 2008.  Other income, primarily the fees from the sales of checks and deposit slips, net loan servicing fees and recoveries other than loans, provided additional income of $64,289 in 2008 compared to $91,866 in 2007.

Other expenses totaled $6,132,224 in 2008 compared to $5,553,236 in 2007. Expenses increased as a result of increased expenses associated with servicing the growth in loans and deposits, and increased marketing expenses.  Salaries and benefits accounted for $3,186,975 in 2008 or 51.97% of other expenses compared to $2,684,511 or 48.34% in 2007.  Equipment expenses totaled $419,377 in 2008 compared to $429,588 in 2007.  (Income) expense associated with foreclosures totaled $44,898 during 2008 compared to $(8,593) during 2007. Data processing fees decreased by $34,539 as a result of contract negotiations and transferring selected services to a more competitively priced provider.  Other non-interest expenses of $1,918,835 in 2008 compared to $1,851,052 in 2007 included sundry items such as marketing, accounting, occupancy, and insurance.

NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits) represents the most significant portion of the Company’s earnings.  It is management’s on-going

Index

policy to maximize net interest income, while maintaining an acceptable level of risk.  Net interest income totaled $7,243,574 and $7,605,928 for 2008 and 2007, respectively, representing a decrease of 4.76% for 2008 over 2007 and a 46 basis point drop in interest rate spreads.  The net interest margin declined 73 basis points from 4.93% in 2007 to 4.20% in 2008.  Loan rates declined at a faster pace than deposit cost based on market and competitive conditions.  The Company continues efforts to maximize this spread by management of both loan and deposit rates in order to support the overall earnings growth.  The following table presents the daily average balances, interest income/expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last two years.

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
For the Years Ended December 31,

	2008			2007
		Average			Average
	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Cost	Expense	Balance	Cost	Expense

ASSETS:
Loans (1)	$149,214,736	7.36%	$10,983,342	$127,403,492	9.03%	$11,507,239
Taxable securities (2)	16,659,065	5.03%	838,416	18,590,095	4.92%	914.872
Non-taxable securities (3)	9,079,604	5.98%	358,109	8,697,843	5.76%	330,868
Federal funds sold	2,000,840	2.31%	46,259	2,836,469	4.97%	140,895
Interest-bearing deposits	92,133	1.84%	1,698	173,629	4.35%	7,560
Total interest-earning assets	177,046,378	7.01%	12,227,824	157,701,528	8.29%	12,901,434
All other assets	7,275,063			7,961,999
Total assets	$184,321,441			$165,663,527

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$132,715,285	3.37%	4,477,689	$113,156,413	4.14%	4,684,827
Short-term borrowings	1,079,359	1.92%	20,696	1,046,914	5.31%	55,631
Long-term debt	8,124,000	5.98%	485,865	8,124,000	6.83%	555,048
Total interest-bearing liabilities	141,918,644	3.51%	4,984,250	122,327,327	4.33%	5,295,506
Other liabilities	26,542,201			29,339,096
Shareholders’ equity	15,860,596			13,997,104
32tal liabilities and shareholders’ equity	$184,321,441			$165,663,527

Net yield on earning-assets and net interest income (4)		4.20%	$7,243,574		4.93%	$7,605,928
Interest rate spread (5)		3.50%			3.96%

(1)	Nonaccrual loans have been included.
(2)	Includes investment in Federal Home Loan Bank.
(3)	Yields on tax-exempt investments have been adjusted to the tax equivalent basis using 34%.
(4)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.
(5)	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

Interest and Rate/Volume Variance
For the Years Ended December 31,

	2008 Compared to 2007			2007 Compared to 2006
	Volume (1)	Rate(1)	Total	Volume (1)	Rate (1)	Total
Interest-bearing deposits in other banks	$(2,525)	$(3,337)	$(5,862)	$1,835	$(930)	$905
Investment securities	(81,319)	32,104	(49,215)	4,424	69,500	73,924
Federal Funds sold	(30,414)	(64,222)	(94,636)	35,397	(599)	34,798
Loans	1,787,746	(2,311,643)	(523,897)	1,439,342	231,257	1,670,599
Increase in interest income	$1,673,488	$(2,347,098)	$(673,610)	$1,480,998	$299,228	$1,780,226

Interest-bearing deposits	$734,830	$(941,968)	$(207,138)	$530,092	$592,180	$1,122,272
Borrowings	1,973	(106,091)	(104,118)	(38,054)	15,337	(22,717)
Increase in interest expense	$736,803	$(1,048,959)	$(311,256)	$492,038	$607,517	$1,099,555

Index

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variance.

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS
(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2008, such unfunded commitments to extend credit were $31,886,835.

Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships, limited liability companies or trusts. However, the Bank has contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2008, payments due under such operating lease arrangements were $184,530, $184,530, $188,280, $193,530 and $193,530 in 2009 through 2013, respectively.

Liquidity requirements of the Company are met primarily through two categories of funds.  The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit less than $100,000.  The Company considers these to be a stable portion of the Company’s liability mix and results of on-going stable commercial and consumer banking relationships.  At December 31, 2008 and 2007, core deposits totaled $144,014,424 or 84.31%, and $122,606,840 or 82.18%, respectively, of the Company’s total deposits.

The other principal methods of funding utilized by the Company are through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short-term and long-term borrowings.  The Company’s policy is to emphasize core deposit growth rather than purchased or brokered liabilities as the cost of these funds is greater.  Upstream correspondent banks, including the Federal Home Loan Bank of Atlanta, have made available to the Company lines of credit of approximately $18.3 million.  Funding can also be borrowed from the Federal Reserve Bank’s discount window.  Funds borrowed from the Federal Reserve Bank are based upon a percentage of the underlying collateral.  The Company has incurred limited need to borrow from the Federal Reserve Bank; as a result no securities have been allocated to secure borrowings.  As of December 31, 2008, the Bank had investment securities of approximately $975 pledged to secure repurchase agreements.

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

Index

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

Interest-bearing liabilities and the loan portfolio are generally repriced to current market rates. The Company’s balance sheet is slightly liability-sensitive in the one-year time period; meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Theoretically, during periods of falling rates, this results in increased net interest income. The opposite occurs during periods of rising rates.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which are projected to reprice or mature in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities.  Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  In addition, the table reflects scheduled principal payments which will be received throughout the lives of mortgage-backed securities.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

INTEREST RATE SENSITIVITY (GAP ANALYSIS)
DECEMBER 31, 2008

	1 – 90	91 – 180	181 – 365	Total	Non-
	Days	Days	Days	One Year	Sensitive	Total

Interest-earning assets:
Interest bearing deposits	$218,912	$-	$-	$218,912	$-	$218,912
Investment securities	380,950	384,706	781,101	1,546,757	22,203,252	23,750,009
Federal Home Loan
Bank stock	585,600	-	-	585,600	-	585,600
Loans	126,712,121	5,866,305	12,035,493	144,613,919	26,625,773	171,239,692
Total interest-earning assets	127,897,583	6,251,011	12,816,594	146,965,188	48,829,025	195,794,213

Interest-bearing liabilities:
Time deposits	33,650,037	30,125,751	32,649,917	96,425,705	193,771	96,619,476
All other deposits	51,942,741	-	-	51,942,741	601	51,943,342
Short-term borrowings	5,919,140	-	-	5,919,140	-	5,919,140
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	95,635,918	30,125,751	32,649,917	158,411,586	4,193,372	162,605,958

Interest sensitivity gap	$32,261,665	$(23,874,740)	$(19,833,323)	$(11,446,398)
Cumulative interest
sensitivity gap		8,386,925	$(11,446,398)
Interest-earning assets
as a percent of interest
sensitive liabilities	133.7%	20.7%	39.3%	92.8%
Cumulative interest-earning
assets as a percent of interest
sensitive liabilities	133.7%	106.7%	92.8%

The Company has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities for the total one year gap.

The following table presents the maturity distribution of the Company’s loans by type, including fixed rate loans.

MATURITIES AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST RATES
AS OF DECEMBER 31, 2008

	Within	One to	Five
	One	Five	Years or
	Year	Years	More

Commercial, financial and agricultural	$17,288,971	$6,645,536	$3,988,494
Real estate – mortgage	41,809,720	34,620,144	5,016,281

Predetermined rate, maturity
greater than one year	-	41,265,680	9,004,775
Variable rate or maturing within
one year	59,098,691	-	-

The Company paid an average rate of 3.37% on interest-bearing deposits during 2008 compared to 4.14% during 2007.  A tight liquidity market both nationally and regionally intensified competition among financial institutions and resulted in maintaining a higher cost of funds than most likely would have been present during normal market conditions.   Significant growth in deposits came from interest-bearing time deposit accounts as rate conscious customers sought to lock in higher yields in light of a continued decrease in interest rates.  Additionally, as the need for funding loan growth increased throughout the year and liquidity tightened, the Company increased outstanding certificates of deposits from other financial institutions by $10,191,792 to $21,935,733.  These funds are considered to be among the most rate sensitive, which resulted in a lower cost of funds than could have been obtained in the local consumer market.  Total time deposits increased from $74,970,355 to $96,619,473 or 28.88%.  In an effort to increase core deposits during 2008, the Company introduced a new NOW account, eZchecking, which pays an above market interest rate on balances up to $25,000.  Qualifiers for the account include a minimum of 10 debit card transactions, one direct deposit and receipt of electronic statement each month.  The Company earns interchange revenue from debit card usage and can deliver electronic statements more cost efficiently than through standard U.S. mail; these two factors effectively minimize the cost of funds on the product.  At December 31, 2008, the Company had 789 eZchecking accounts totaling $9,283,769 in deposits.  Approximately 51% of these accounts represent new relationships and 49% represent existing relationships that transferred from another deposit product.  Total NOW

Index

accounts increased from $15,645,860 to $18,319,836 or 17.09%.  Savings accounts grew by 13.55% to $2,207,173, while demand and money market accounts decreased by $2,963,486, partly attributable to the introduction and popularity of eZchecking.  Increased customer awareness of interest rates increases the importance of rate management by the Company.  The Company’s management continuously monitors market pricing, competitor rates, and profitability.  Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing overall profit management.  The daily average amounts of deposits of the Company are summarized below.

Average Deposits
For the Year Ended December 31, 2008

Non-interest bearing deposits	$25,197,933
Interest-bearing	132,715,285
Total	$157,913,218

The above table includes deposits of $100,000 or more, which at December 31, 2008 totaled $26,799,682.  The table below presents the maturities of deposits of $100,000 or more.

Maturities of Time Deposits of $100,000 or More
December 31, 2008

Greater
	Within	Within	Within	Than
	Three	Six	Twelve	One
	Months	Months	Months	Year

Time deposits of $100,000 or more	$15,121,166	$3,744,108	$7,813,641	$120,767

On October 14, 2008, the FDIC announced a new program, Temporary Liquidity Guarantee Program (“TLGP”), aimed at strengthening consumer confidence and encouraging liquidity in the banking system.  Participation in the program is voluntary and funded by participating institutions; the Company has elected to participate.  As part of the TLGP full coverage of non-interest-bearing deposit transaction accounts, regardless of amount, was instituted.  Congress had previously increased from $100,000 to $250,000 on other accounts through December 31, 2009.  The increase in FDIC insurance coverage will result in a 10 to 14 basis points (annualized) FDIC base insurance premium during the first quarter of 2009 and 12 to 16 basis points (annualized) during the second quarter of 2009 compared to 5 basis points (annualized) for 2008.

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund.  This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The assessment is proposed to be collected on September 30, 2009.  The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009 of up to 10 basis points, if necessary, to maintain public confidence in federal deposit insurance.  Based on average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately, $343,000.  This special assessment if implemented as proposed will have a significant impact on the results of operations of the Company for 2009.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 bais point to 10 basis points.  The approval cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion.  Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

The assessment rates, including the special assessment, are subject to change at the discretion o the Board of Directors of the FDIC.

CAPITAL RESOURCES

In November 2008, the Company completed an application to participate in the Capital Purchase Program (“CPP”) of the U.S. Treasury’s Troubled Asset Relief program, or “TARP”.  In January 2009 the Company received notice that it had received preliminary approval for $5,075,000.  However, based upon analysis, the Company elected not to participate in the program.  The Company’s capital ratios are substantially in excess of “well capitalized” regulatory ratios, and its asset quality has been better than the industry average.  The Company concluded that the significant expense of the program and challenge to deploy the capital prudently and profitably were inconsistent with its long-term strategic objectives, and that participation in the CPP would not be in the best interest of Company’s shareholders.

As of December 31, 2008 and 2007, the Company’s ratio of total capital to risk-adjusted assets was 12.62%, and 14.29%, respectively.  Average capital to average assets totaled 8.60% and 8.45% at December 31, 2008 and 2007, respectively.  The Company remains well capitalized and fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements.  The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company’s liquidity, capital resources or operations.

As of December 31, 2008, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

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

The Company used funds from the trust preferred securities to inject approximately $3.8 million of capital into the Bank during 2003.  Additional capital allowed the Bank to support growth within its existing offices and to open two additional full-service offices within its market.

LOANS

Total loans outstanding at December 31, 2008 and 2007 were $171,239,692 and $135,734,224, respectively.  Historically, the Bank has made loans within its market areas.  The Bank generally considers its primary market to be Buncombe County in North Carolina.  Emphasis is placed on commercial loans to small and medium sized business and consumers.  The amounts and types of loans outstanding for the past five years are shown in the following table.

LOANS
December 31,

		2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

LOANS
Real Estate-
Construction	$59,486,736	35%	$36,559,609	27%	$30,224,993	25%	$19,350,978	19%	$11,470,223	13%
Mortgage	81,446,145	47%	72,149,288	53%	67,334,420	55%	59,187,153	59%	51,633,458	61%
Commercial, financial, and
agricultural	27,923,001	16%	24,792,538	18%	23,318,857	19%	19,635,598	19%	20,162,307	24%
Consumer	2,711,134	2%	2,569,211	2%	1,851,043	1%	2,531,935	3%	1,747,694	2%
Total Loans	171,567,016	100%	136,070,646	100%	122,729,313	100%	100,705,664	100%	85,013,682	100%
Deferred originations fees, net	(327,324)		(336,422)		(265,593)		(212,062)		(161,612)
Total loans, net of deferred fees		$171,239,692		$135,734,224		$122,463,720		$100,493,602		$84,852,070

Real estate loans comprised 82% of the portfolio in 2008 compared to 80% in 2007.  Commercial loans comprised 16% of the portfolio in 2008 compared to 18% in 2007, while consumer loans comprised 2% in both 2007 and 2008.  Commercial loans of $27,923,001, consumer loans of $2,711,134 and real estate mortgage loans of $81,446,145 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business and other generally recurring sources of income.  Real estate construction loans of $59,486,736 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing. The Bank has a diversified loan portfolio with no concentrations to any one borrower.  The Bank’s loan portfolio reflects a concentration in real estate lending; however, that lending is spread across a diverse group of businesses and industries.  The Bank further mitigates its exposure to real estate construction lending by limiting the number of unsold houses to four per developer.  Currently, home developer loans have an average balance of approximately $300,000 per unit.  The Bank uses third party building inspectors to evaluate construction progress.  Based upon reports provided by the inspectors the Bank stands better equipped to monitor and distribute loan draws according to percent of project completed.  Approximately 30% of commercial real estate mortgage loans are owner-

Index

occupied.  In general, owner-occupied loans pose lower risks than non-owner-occupied loans as there is lower risk of the borrower-tenant leaving the building for a better lease.  Additionally, in the normal owner-occupied loan situation, personal guarantees for the loan are present.

NONPERFORMING ASSETS
December 31,

	2008	2007	2006	2005	2004
NONPERFORMING ASSETS
Nonaccrual and restructured loans	$316,102	$195,683	$975,190	$1,754,653	$2,567,816
Other real estate owned	205,006	87,787	106,000	127,000	401,345
Repossessions	-	-	-	-	42,241

Total	$521,108	$283,470	$1,081,190	$1,881,653	$3,011,402

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally are issued at then current market rates and have fixed expiration dates of 1 year or other termination clauses.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements.  Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit was $30,886,835 and $38,206,567 at December 31, 2008 and 2007, respectively.

Any loans classified by regulatory examiners as loss, doubtful, substandard or special mention that have not been disclosed hereunder, or under the “Loans” or “Asset Quality” narrative discussions do not (i) represent or result from trends or uncertainties that management expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The recorded investment in loans that are considered to be impaired was $349,976 and $195,683 at December 31, 2008 and 2007, respectively.  The related allowance for loan losses determined was none and $120 at December 31, 2008 and 2007, respectively.  The average recorded investment in impaired loans during the years ended December 31, 2008 and 2007 was $195,935 and $400,074, respectively.  For the years ended December 31, 2008 and 2007, the Company recognized interest income from impaired loans of $350 and $1,535, respectively.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of an obligor to continue to comply with repayment terms, because of the obligor’s potential operating or financial difficulties.  Management monitors these loans closely and reviews their performance on a regular basis.  These loans do not meet the standards for, and are therefore not included in, nonperforming assets.  At December 31, 2008, the Company identified one potential problem loan totaling $400,756.

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

Index

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impaired loans may also include restructured loans.  A loan is considered restructured when the Company grants a concession to a borrower in financial difficulty.  Generally, payments are past due 90 days or more, and the loan is considered as nonperforming.  Impaired loans are divided into two categories: 1) loans where the borrower transfers assets to the Company; and 2) those where credit terms are modified.  The latter includes foreclosures, reductions in the interest rate, extension of the maturity date and forgiveness of principal and/or interest payments.  Typically, the Company negotiates a workout agreement with the borrower to modify the original credit terms rather than initiate foreclosure proceedings against the delinquent borrower.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at December 31, 2008 and 2007 was $2,529,981 and $2,090,125 or 1.48% and 1.54%, respectively, of gross loans outstanding.   The ratio of net charge-offs to average loans outstanding was .18% and .16% during 2008 and 2007, respectively.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

	2008	2007	2006	2005	2004

Balance at beginning of year	$2,090,125	$1,884,080	$1,760,377	$1,608,366	$1,174,003
Loans charged-off
Commercial, financial, and
agricultural	(203,524)	(171,723)	(163,191)	(207,106)	(579,930)
Real Estate:
Construction	-	-	-	-	-
Mortgage	-	-	(14,160)	(129,401)	(48,000)
Consumer	(116,409)	(85,018)	(41,104)	(33,339)	(69,682)
Total charge-offs	(319,933)	(256,741)	(218,455)	(369,846)	(697,612)
Recoveries of loans previously
charged-off:
Commercial, Financial, and
agricultural	13,415	24,600	22,538	28,488	73,054
Real Estate:
Construction	-	-	-	-	-
Mortgage	-	-	-	-	25,000
Consumer	35,089	31,461	34,975	27,099	23,621
Total Recoveries	48,504	56,061	57,513	55,587	121,675
Net charge-offs	(271,429)	(200,680)	(160,942)	(314,259)	(575,937)
Provision for loan losses	711,285	406,725	284,645	466,270	1,010,300
Balance at end of year	$2,529,981	$2,090,125	$1,884,080	$1,760,377	$1,608,366

Ratio of net charge-offs during
the year to average loans
outstanding during the year	.18%	.16%	.14%	.35%	.72%

The Company operates in a well diversified market.  Major economic drivers include tourism, medical industry and light manufacturing.  The unemployment rate remains low, and the job market appears to be stable with no major layoffs.  While the Company’s market has not experienced some of the extreme economic hardships as portrayed nationally, the Company and its market are not totally isolated.  Residential mortgage sales in the market have slowed down; however the Company has not experienced the same magnitude as the national market.  While the Bank’s losses related to real estate lending have been low historically, the volatility of the real estate development market loans in our market could result in additional

Index

increases in our exposure to losses if the economy continues to experience a downward trend.

Nonaccrual and restructured loans increased from $195,683 to $316,102.  Current nonaccrual loans represent five loans with two customers.  Although, the customers have resumed payments, management has continued to classify the relationships as nonaccrual until such time as the borrowers demonstrate a consistent and consecutive payment history.  Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  Throughout 2008, management continued its in-depth underwriting analysis, training and loan monitoring.  Management continued its engagement of third party loan review services to supplement and validate overall loan review analytics and portfolio risk assessments.  Based upon this analysis, management believes the allowance is adequate to support current loans outstanding.

During 2008, there were no changes in the estimation methods that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses.  However, during 2008, the Company initiated a more granular analysis to the loan portfolio.  Broad loan categories were subdivided into smaller categories with similar risks and assigned a risk weighting.  As a result, a more precise reserve was estimated that resulted in a slight decrease in the overall reserve as a percent to gross loans outstanding.  Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers affect the assessment of the allowance.

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real Estate	$2,001,660	82%	$1,596,565	80%	$1,443,604	80%	$1,350,460	78%	$1,139,769	74%
Commercial, Financial
and Agricultural	465,388	16%	437,351	18%	401,777	19%	341,925	19%	388,559	24%
Consumer	50,786	2%	56,209	2%	38,699	1%	67,992	3%	54,528	2%
Unallocated	12,147	-	-	-	-	-	25,510	-	-	-
Total allowance	$2,529,981	100%	$2,090,125	100%	$1,884,080	100%	$1,760,377	100%	$1,608,366	100%

INVESTMENT SECURITIES

In September 2008, the U.S. Department of Treasury and the Federal Housing Finance Agency announced that Freddie Mac and Fannie Mae were being placed under conservatorship; control of their management was transferred to the Federal Housing Finance Agency.  In conjunction with this action, Freddie Mac and Fannie Mae were prohibited from paying dividends on their equity securities, which resulted in a significant loss in value of such equity securities.  The decrease in value resulted in “other-than-temporary impairment” write-downs during the third quarter for those financial institutions that held these securities in their investment portfolios.  The Company did not and does not hold any equity shares of either Freddie Mac or Fannie Mae in its securities portfolio, and therefore was not exposed to any potential charge to earnings as a result of “other-than-temporary impairment” of Freddie Mac or Fannie Mae equity securities.

At December 31, 2008 and 2007, securities carried at market value totaled $23,778,449 and $26,113,294, respectively, with amortized costs of $23,750,009 and $26,090,739, respectively.  All investment securities are available for sale.  Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors.

Index

MATURITIES AND YIELDS OF DEBT SECURITIES

December 31, 2008
Available for sale: (1)

	Amortized
TYPE	Cost	Yields (2)
Mortgage-backed securities- within 1 year	$240,221	4.2%

Mortgage-backed securities- within 1 to 5 years	2,103,448	3.7%
Municipal bonds- due within 1 to 5 years	556,143	5.0%
Total- within 1 to 5 years	2,659,591	4.0%

U.S. Government agencies- within 5 to 10 years	2,763,368	5.3%
Mortgage-backed securities- within 5 to 10 years	1,271,173	4.7%
Municipal bonds- within 5 to 10 years	1,087,083	5.5%
Total- within 5 to 10 years	5,121,624	5.2%

Mortgage-backed securities- greater than 10 years	8,095,315	5.7%
Municipal bonds- greater than 10 years	7,633,258	6.1%
Total- greater than 10 years	15,728,573	5.9%

Total	$23,750,009	5.5%

December 31, 2007
Available for sale: (1)

	Amortized
TYPE	Cost	Yield (2)
Mortgage-backed securities- within 1 year	$787,042	3.1%

U.S. Government agencies- within 1 to 5 years	500,000	4.4%
Mortgage-backed securities- within 1 to 5 years	1,521,833	4.0%
Municipal bonds- due within 1 to 5 years	556,685	5.0%
Total- within 1 to 5 years	2,578,518	4.3%

U.S. Government agencies- within 5 to 10 years	3,057,388	5.3%
Mortgage-backed securities- within 5 to 10 years	2,109,757	3.8%
Municipal bonds- within 5 to 10 years	1,090,077	5.3%
Total- within 5 to 10 years	6,257,222	4.8%

Mortgage-backed securities- greater than 10 years	9,320,592	5.4%
Municipal bonds- greater than 10 years	7,147,365	6.1%
Total- greater than 10 years	16,467,957	5.7%

Total	$26,090,739	5.3%

(1)	Securities available for sale are stated at amortized cost.
(2)	Yields on tax-exempt securities have been adjusted to the tax equivalent basis using 34%.

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

Index

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

INTEREST INCOME RECOGNITION

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on commercial and mortgage loans 90 days or more past due.  Interest is not accrued on other loans when management believes collection is doubtful.  Interest accrued during the current calendar year but not collected for loans that are charged-off or placed on non-accrual is reversed against interest income.  Accrued but uncollected interest from prior periods is charged-off against the allowance for loan losses.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investments are reviewed quarterly for indicators of other-than-temporary impairment.  This determination requires significant judgment.  In making this judgment, management employs a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of investments.  If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the intent and ability to hold the investment.  Management also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, operational and financing cash flow factors, and rating agency actions.  Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.  If market, industry and/or investee conditions deteriorate, management may incur future impairments.  No investments have been deemed other-than-temporarily impaired.

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

Index

SELECTED FINANCIAL INFORMATION AND OTHER DATA

SELECTED AVERAGE BALANCES:
	2008	Yield	2007	Yield

Non-interest bearing demand deposits	$25,197,933		$27,903,283
Interest-bearing demand deposits	44,657,862	1.84%	43,204,940	2.65%
Savings deposits	2,270,741	.49%	2,136,461	.50%
Time deposits	85,786,682	4.25%	67,815,012	5.21%
Total deposits	$157,913,218		$141,059,696

SELECTED PERFORMANCE RATIOS:

Return on average assets	.71%		1.24%
Return on average equity	8.20%		14.62%
Dividend payout ratio	0%		0%
Equity to assets ratio	8.60%		8.45%

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

Index

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets as of December 31, 2008 and 2007	26

Consolidated Statements of Operations and Comprehensive Income
for the years ended December 31, 2008 and 2007	27

Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2008 and 2007	29

Consolidated Statements of Cash Flows
for the years ended December 31, 2008 and 2007	30

Notes to Consolidated Financial Statements	31

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Weststar Financial Services Corporation:

We have audited the accompanying consolidated balance sheets of Weststar Financial Services Corporation and Subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Weststar Financial Services Corporation and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina
March 17, 2009

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007

Cash and cash equivalents:
Cash and due from banks	$4,200,866	$4,740,172
Interest-bearing deposits	218,912	132,284
Federal funds sold	-	3,655,000
Total cash and cash equivalents	4,419,778	8,527,456
Investment securities - available for sale, at fair value
(amortized cost of $23,750,009 and $26,090,739 at
December 31, 2008 and 2007, respectively)	23,778,449	26,113,294
Loans	171,239,692	135,734,224
Allowance for loan losses	(2,529,981)	(2,090,125)
Net loans	168,709,711	133,644,099
Premises and equipment, net	2,652,007	2,981,163
Accrued interest receivable	1,030,460	972,603
Federal Home Loan Bank stock, at cost	585,600	463,300
Deferred income taxes	810,921	572,594
Foreclosed properties	205,006	87,787
Other assets	667,040	895,702

TOTAL	$202,858,972	$174,257,998

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Demand	$22,251,288	$28,021,869
NOW accounts	18,319,836	15,645,860
Money market accounts	31,416,333	28,609,220
Savings	2,207,173	1,943,712
Time deposits of $100,000 or more	26,799,682	26,584,176
Other time deposits	69,819,794	48,386,179
Total deposits	170,814,106	149,191,016
Short-term borrowings	5,919,140	419,669
Accrued interest payable	565,105	567,710
Other liabilities	926,050	776,364
Long-term debt	8,124,000	8,124,000
Total liabilities	186,348,401	159,078,759

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, authorized - 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $1 par value, authorized - 9,000,000 shares;
outstanding shares – 2,125,747 and 2,118,437 at
December 31, 2008 and 2007, respectively	2,125,747	2,118,437
Additional paid-in capital	6,152,868	6,133,773
Retained earnings	8,214,480	6,913,168
Accumulated other comprehensive income	17,476	13,861
Total shareholders’ equity	16,510,571	15,179,239

TOTAL	$202,858,972	$174,257,998

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2008 and 2007

	2008	2007
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$10,983,342	$11,507,239
Federal funds sold	46,259	140,895
Interest-bearing deposits	1,698	7,560
Investments:
Taxable interest income	812,490	884,745
Non-taxable interest income	358,109	330,868
Dividends	25,926	30,127
Total interest and dividend income	12,227,824	12,901,434

INTEREST EXPENSE:
Time deposits of $100,000 or more	1,207,029	1,248,784
Other time and interest bearing-deposits	3,270,660	3,436,043
Short-term borrowings	20,696	55,631
Long-term debt	485,865	555,048
Total interest expense	4,984,250	5,295,506

NET INTEREST INCOME	7,243,574	7,605,928

PROVISION FOR LOAN LOSSES	711,285	406,725

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	6,532,289	7,199,203

OTHER INCOME:
Service charges on deposit accounts	1,139,125	1,153,611
Other service fees and commissions	435,991	344,481
Securities losses	-	(1,093)
Equity in loss of Bank of Asheville Mortgage Company, LLC	(15,295)	(60,099)
Other	64,289	91,866
Total other income	1,624,110	1,528,766

OTHER EXPENSES:
Salaries and wages	2,608,631	2,341,046
Employee benefits	578,344	343,465
Occupancy expense, net	484,065	472,912
Equipment rentals, depreciation and maintenance	419,377	429,588
Supplies	265,176	277,799
Data processing fees	562,139	596,678
Professional fees	429,429	355,529
Marketing	312,234	310,073
(Income) expense from foreclosed properties	44,898	(8,593)
Other	427,931	434,739
Total other expenses	6,132,224	5,553,236

INCOME BEFORE INCOME TAX PROVISION	2,024,175	3,174,733

INCOME TAX PROVISION	722,863	1,128,727

NET INCOME	$1,301,312	$2,046,006

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
Years Ended December 31, 2008 and 2007

	2008	2007

OTHER COMPREHENSIVE INCOME BEFORE TAX:
Unrealized holding gains on securities available for sale	$5,885	$195,452
Tax effect	(2,270)	(75,347)
Unrealized holding gains on securities available
for sale, net of tax	3,615	120,105

Reclassification adjustment for realized losses	-	1,093
Tax effect	-	(421)
Reclassification adjustment for realized losses,
net of tax	-	672

OTHER COMPREHENSIVE INCOME, NET OF TAX	3,615	120,777

COMPREHENSIVE INCOME	$1,304,927	$2,166,783

BASIC NET INCOME PER COMMON SHARE	$.61	$.97

DILUTED NET INCOME COMMON PER SHARE	$.57	$.89

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-In	Retained	hensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

BALANCE, DECEMBER 31, 2006	1,682,290	$1,682,290	$6,528,387	$4,869,092	$(106,916)	$12,972,853

Six-for-five stock split	421,841	421,841	(421,841)	-	-	-
Net unrealized gains
securities available for sale	-	-	-	-	120,777	120,777
Issuance of common stock pursuant
to the exercise of stock options	14,306	14,306	7,281	-	-	21,587
Tax benefit on exercise of non-
qualified stock options	-	-	19,946	-	-	19,946
Cash paid in lieu of fractional shares	-	-	-	(1,930)	-	(1,930)
Net income	-	-	-	2,046,006	-	2,046,006

BALANCE, DECEMBER 31, 2007	2,118,437	2,118,437	6,133,773	6,913,168	13,861	15,179,239

Net unrealized gains
securities available for sale	-	-	-	-	3,615	3,615
Issuance of common stock pursuant
to the exercise of stock options	7,310	7,310	12,587	-	-	19,897
Tax benefit on exercise of non-
qualified stock options	-	-	6,508	-	-	6,508
Net income	-	-	-	1,301,312	-	1,301,312

BALANCE, DECEMBER 31, 2008	2,125,747	$2,125,747	$6,152,868	$8,214,480	$17,476	$16,510,571

See Notes to Consolidated Financial Statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,301,312	$2,046,006
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	374,363	395,947
Provision for loan losses	711,285	406,725
Premium amortization and discount accretion, net	(21,429)	(29,621)
Deferred income tax provision	(240,597)	(128,906)
(Income) expense from foreclosed properties	38,935	(11,192)
(Gain) loss on disposals of premises and equipment	499	(50)
Losses on sales of securities	-	1,093
Increase in accrued interest receivable	(57,857)	(53,823)
(Increase) decrease in other assets	228,662	(104,343)
Increase (decrease) in accrued interest payable	(2,605)	69,320
Increase (decrease) in other liabilities	149,686	(95,774)
Net cash provided by operating activities	2,482,254	2,495,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(2,032,005)	(4,442,950)
Maturities of securities available for sale	4,394,164	4,512,471
Net increase in loans	(36,013,598)	(14,133,604)
Proceeds from the sales of foreclosed properties	80,547	691,825
Proceeds from sales of securities	-	283,268
Proceeds from sales of premises and equipment	-	50
Additions to premises and equipment	(45,706)	(372,520)
Purchase of Federal Home Loan Bank Stock	(122,300)	(204,300)
FHLB Stock Redemption	-	198,000
Net cash used in investing activities	(33,738,898)	(13,467,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts
and savings accounts	(26,031)	(1,766,056)
Net increase in certificates of deposits	21,649,121	16,085,991
Net increase in short-term borrowings	4,499,471	113,669
Cash paid in lieu of fractional shares	-	(1,930)
Issuance of common stock	19,897	21,587
Tax benefit on exercise of nonqualified stock options	6,508	19,946
Proceeds from Federal Home Loan Bank advances	3,550,000	5,200,000
Maturities of Federal Home Loan Bank advances	(2,550,000)	(5,200,000)
Net cash provided by financing activities	27,148,966	14,473,207

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,107,678)	3,500,829

CASH AND CASH EQUIVALENTS:
Beginning of year	8,527,456	5,026,627
End of year	$4,419,778	$8,527,456

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$4,986,855	$5,226,186
Cash paid for income taxes	$859,756	$1,332,740

NONCASH TRANSACTIONS:
Loans transferred to foreclosed properties	$236,701	$662,420
Net unrealized gain on investment securities available
for sale, net of deferred income tax expense	$3,615	$120,777

See Notes to Consolidated Financial Statements.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Weststar Financial Services Corporation is a holding company with one subsidiary, The Bank of Asheville (the “Bank”).  The Bank is a state chartered commercial bank which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 28, 2000. Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities.  The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.  Bank of Asheville Mortgage Company, LLC (the “Mortgage Company”) is a state chartered limited liability company which was organized under the laws of North Carolina on October 19, 2004 of which Weststar Financial Services Corporation was a 50% owner.  The Mortgage Company originated conventional mortgage loans.  During 2008, the Company and its partner in the Mortgage Company elected to dissolve the partnership and closed the Mortgage Company on October 31, 2008.

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
Years Ended December 31, 2008 and 2007

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

Mortgage Servicing Rights

When mortgage loans are sold, the proceeds are allocated between the related loans and the retained servicing rights based on their relative fair values.  Servicing assets are amortized over the average period of estimated net servicing income.  The Company recorded amortization of mortgage servicing rights of $3,039 and $27,957 during the years ended December 31, 2008 and 2007, respectively.

All servicing assets are assessed for impairment based on their fair value.  The Company recognized no impairment during the years ended December 31, 2008 and 2007.

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

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest accrued during the current calendar year but not collected for loans that are charged-off is reversed against interest income.  Accrued but uncollected interest from prior periods is charged-off against the allowance for loan losses.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, generally a period of six months.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. During 2008 and 2007, there were no shares excluded due to antidilution.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding, after retroactively adjusting for the 5-for-4 stock split paid June 2007, as summarized below:

	2008	2007
Weighted average number of common shares used in
in computing basic net income per share	2,121,308	2,111,612

Effect of dilutive stock options	150,669	175,050

Weighted average number of common shares and dilutive potential
common shares used in computing diluted net income per share	2,271,977	2,286,662

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

New Accounting Standards – In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings.  Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 became effective for the Company on January 1, 2008 (see Note 14 - Fair Value Measurements).

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, with the exception of certain provisions, became effective for the Company on January 1, 2008 (see Note 14 - Fair Value Measurements).

The Emergency Economic Stabilization Act of 2008 (EESA) was enacted on October 3, 2008. The purpose of this law is to restore liquidity and stability to the financial system, while minimizing any potential long term negative impact on taxpayers. The law authorizes the United States Secretary of the Treasury to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, from the nation's banks. The program under which the asset purchase will be administered is referred to as the Troubled Asset Relief Program (TARP).

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

The Temporary Liquidity Guarantee Program (TLGP) guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. The program provides a three year guarantee of newly issued debt and increased insurance coverage through December 31, 2009. This two-pronged program will be funded through special fees paid by the financial institutions participating. The Company elected to participate in full coverage of non-interest bearing transaction accounts, but opted not to participate in the guarantee of senior unsecured debt.

Also on October 14, 2008, the U.S. Department of Treasury (“Treasury”) announced a voluntary Capital Purchase Program (CPP) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. The Treasury will purchase up to $250 billion of senior preferred stock. The program will be available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elected to participate by November 14, 2008. Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. The minimum subscription amount available to a participating institution is 1 percent of risk-weighted assets. The maximum subscription amount is the lesser of $25 billion or 3 percent of risk-weighted assets.

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

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

party at any time.  In conjunction with the purchase of senior preferred shares, the Treasury will receive warrants to purchase a number of shares of preferred stock having an aggregate liquidation preference equal to 5% of the amount of senior preferred shares purchased.  The initial exercise price of the warrants will be $0.01 per share.  The Treasury intends to immediately exercise the warrants.  Only institutions deemed to be “healthy” will be eligible to purchase CPP.

Participation in these various programs carries certain restrictions with respect to the payment of dividends to common shareholders and executive compensation.  In January 2009 the Company received notice that it had received preliminary approval for $5,075,000.  However, based upon analysis, the Company elected not to participate in the program.  The Company’s capital ratios are substantially in excess of “well capitalized” regulatory ratios, and its asset quality has been better than the industry average.  The Company concluded that the significant expense of the program and challenge to deploy the capital prudently and profitably were inconsistent with its long-term strategic objectives, and that participation in the CPP would not be in the best interest of Company shareholders.

On January 12, 2009, FASB released final FSP No. EITF 99-20-1, EITF 99-20-a, Amendments to the Impairment Guidance of EITF Issue No. 99-20. According to FASB, the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred.

The FSP retains and emphasizes the OTTI guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and other related literature.

On December 11, 2008, FASB released FSP 140-4, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement applies to public entities that are subject to the disclosure requirements of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishements of Liabilities, and public enterprises that are subject to the disclosure requirement of Interpretation 46(R), Consolidation of Variable Interest Entities, as amended by this FSP.  This FSP amends Interpretation 46(R) and highlights disclosure objectives that assist a user of the financial statements in understanding the nature of the transferor’s continuing involvement with transferred assets and involvement with variable interest entities and qualifying special purpose entities.

On May 15, 2008, the SEC issued a proposed rule that would require domestic and foreign companies that prepare their financial statements in accordance with U.S. Generally Accepted Accounting Principles or International Financial Reporting Standards to submit their financial information using XBRL for periods ending on or after December 15, 2008 for the largest public companies, and within two years after that for all public companies.  In December 2008, the SEC voted to issue the final XBRL rules, which would require XBRL reporting by registrants with public float of more than $5 billion in periods ending after June 15, 2009; all other large accelerated files in periods ending after June 15, 2010; and all remaining registrants in periods ending after June 15, 2011.  XBRL reporting would apply to all periodic quarterly and annual reports, registration statements, and Form 8-K reports that contain updated or revised financial statements that appear in a periodic report.

2.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2008 and 2007 are as follows:

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

2.	INVESTMENT SECURITIES (continued)

Available-for-sale securities consist of the following at December 31, 2008:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Type and Maturity Group

Mortgage-backed securities -
Within 1 year	$240,221	$-	$(93)	$240,128

Mortgage-backed securities due -
Within 1 to 5 years	2,103,448	14,681	(2,832)	2,115,297
Municipal bonds due –
Within 1 to 5 years	556,143	12,030	-	568,173
Total due within 1 to 5 years	2,659,591	26,711	(2,832)	2,683,470

U.S. Government agencies due -
Within 5 to 10 years	2,763,368	54,941	-	2,818,309
Mortgage-backed securities due -
Within 5 to 10 years	1,271,173	35,494	-	1,306,667
Municipal bonds due –
Within 5 to 10 years	1,087,083	2,003	(3,318)	1,085,768
Total due within 5 to 10 years	5,121,624	92,438	(3,318)	5,210,744

Mortgage-backed securities due -
after 10 years	8,095,315	241,242	(7,095)	8,329,462
Municipal bonds due –
after 10 years	7,633,258	7,573	(326,186)	7,314,645
Total due after years	15,728,573	248,815	(333,281)	15,644,107

Total at December 31, 2008	$23,750,009	$367,964	$(339,524)	$23,778,449

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

2.	INVESTMENT SECURITIES (Continued)

Available-for-sale securities consist of the following at December 31, 2007:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Type and Maturity Group

U.S. Government agencies due -
Within 1 year	$787,042	$-	$(6,884)	$780,158

U.S. Government agencies due –
Within 1 year	500,000	-	(84)	499,916
Mortgage-backed securities due -
Within 1 to 5 years	1,521,833	-	(13,011)	1,508,822
Municipal bonds due –
Within 1 to 5 years	556,685	2,208	-	558,893
Total due within 1 to 5 years	2,578,518	2,208	(13,095)	2,567,631

U.S. Government agencies due -
Within 5 to 10 years	3,057,388	38,185	(8,564)	3,087,009
Mortgage-backed securities due -
Within 5 to 10 years	2,109,757	1,274	(19,676)	2,091,355
Municipal bonds due –
Within 5 to 10 years	1,090,077	1,933	(15,749)	1,076,261
Total due within 5 to 10 years	6,257,222	41,392	(43,989)	6,254,625

Mortgage-backed securities due -
after 10 years	9,320,592	103,906	(6,887)	9,417,611
Municipal bonds due –
after 10 years	7,147,365	5,302	(59,398)	7,093,269
Total due after 10 years	16,467,957	109,208	(66,285)	16,510,880

Total at December 31, 2007	$26,090,739	$152,808	$(130,253)	$26,113,294

For the year ended December 31, 2008 and 2007, proceeds from the sales of investment securities available for sale totaled none and $283,268, respectively.  Gross realized losses from the sales in 2008 and 2007 amounted to none and $1,093, respectively.

Securities with carrying values of $1,418,608 and $1,915,652 at December 31, 2008 and 2007, respectively, were pledged to secure public monies on deposit as required by law.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.  These investments represent securities that the Company has the positive intent and ability to hold to maturity.  The unrealized losses on investment securities as of December 31, 2008 and 2007 are a result of volatility in the market during 2008 and 2007 and relate to 15 Municipal bonds and four Mortgage-backed securities at December 31, 2008 and two U.S. Government agency bonds, 15 Municipal bonds and 15 Mortgage-backed securities at December 31, 2007. All unrealized losses on investment securities resulted from changes in interest rates and are considered by management to be temporary given the credit ratings on these investment securities, the duration of the unrealized loss, and our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

2.	INVESTMENT SECURITIES (Continued)

December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Mortgage-backed securities	$1,185,435	$(10,020)	$-	$-	$1,185,435	$(10,020)
Municipal bonds	5,123,390	(285,022)	568,006	(44,482)	5,691,396	(329,504)

Total temporarily impaired
securities	$6,308,825	$(295,042)	$568,006	$(44,482)	$6,876,831	$(339,524)

December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government agencies	$1,915,243	$(8,648)	$-	$-	$1,915,243	$(8,648)
Mortgage-backed securities	-	-	4,697,677	(46,458)	4,697,677	(46,458)
Municipal bonds	3,667,339	(41,765)	2,342,558	(33,382)	6,009,897	(75,147)

Total temporarily impaired
securities	$5,582,582	$(50,413)	$7,040,235	$(79,840)	$12,622,817	$(130,253)

The aggregate cost of the Company’s cost method investment, Federal Home Loan Bank stock, totaled $585,600 and $463,300 at December 31, 2008 and 2007, respectively.  The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired).  The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.

3.	LOANS

Loans at December 31, 2008 and 2007 classified by type are as follows:

	2008	2007
Real estate:
Construction	$59,486,736	$36,559,609
Mortgage	81,446,145	72,149,288
Commercial, financial and agricultural	27,923,001	24,792,538
Consumer	2,711,134	2,569,211
Subtotal	171,567,016	136,070,646
Net deferred loan origination fees	(327,324)	(336,422)

Total	$171,239,692	$135,734,224

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

3.	LOANS (Continued)

Nonperforming assets at December 31, 2008 and 2007:

	2008	2007

Nonaccrual and restructured loans	$316,102	$195,683
Foreclosed properties	205,006	87,787
Repossessions	-	-

Total	$521,108	$283,470

One loan in the amount of $48,049 was restructured during 2008 compared to none during 2007.  Loans totaling $349,976 and $195,683 were considered impaired as of December 31, 2008 and 2007, respectively.  Impaired loans of $349,976 and $195,683 had related allowances for loan losses of none and $120 at December 31, 2008 and 2007, respectively. The average recorded investment in impaired loans during the years ended December 31, 2008 and 2007 was $195,935 and $400,074, respectively.  For the years ended December 31, 2008 and 2007, the Company recognized interest income from impaired loans of approximately $350 and $1,535, respectively.

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Company in the ordinary course of business.  At December 31, 2007, directors’ direct and indirect indebtedness to the Company aggregated $1,668,666.  During 2008, $1,939,074 in new loans were made and repayments of $1,413,538 were collected, resulting in a balance of $2,194,202 at December 31, 2008.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other non-related borrowers.  Management does not believe these loans involve more than the normal risk of uncollectibility or present other unfavorable features.

4.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance at beginning of year	$2,090,125	$1,884,080
Provision for loan losses	711,285	406,725
Charge-offs	(319,933)	(256,741)
Recoveries	48,504	56,061

Balance at end of year	$2,529,981	$2,090,125

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

5.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007

Land	$113,900	$113,900
Land improvements	121,873	121,873
Building and improvements	2,144,532	2,127,532
Furniture and equipment	2,123,032	2,046,200
Leasehold improvements	783,718	783,718
Construction in progress	13,158	62,447
Total	5,300,213	5,255,670
Less accumulated depreciation and amortization	(2,648,206)	(2,274,507)

Total	$2,652,007	$2,981,163

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $374,363 and $395,947, respectively.

6.	DEPOSIT ACCOUNTS

At December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	$96,425,705
2010	159,245
2011	28,377
2012	6,149

Total	$96,619,476

7.      INCOME TAXES

The significant components of the income tax provision for the years ended December 31, 2008 and 2007 follow:

	2008	2007

Current tax provision
Federal	$778,256	$1,016,221
State	185,204	241,412
Total current provision	963,460	1,257,633
Deferred tax provision
Federal	(200,000)	(108,302)
State	(40,597)	(20,604)
Total deferred tax provision	(240,597)	(128,906)

Net provision for income taxes	$722,863	$1,128,727

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

7.	INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts applied by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2008	2007

Expense computed at statutory rate of 34%	$688,219	$1,079,409

Effect of state income taxes	95,441	145,733
Tax-exempt income	(110,084)	(95,775)
Other	49,287	(640)

	$722,863	$1,128,727

Significant components of deferred taxes at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$723,071	$521,108
Deferred compensation	113,923	105,968
Other	29,011	36,816

Total deferred tax assets	866,005	663,892

Deferred tax liabilities:
Premises and equipment	(7,656)	(37,642)
Prepaid expenses	(36,462)	(44,960)
Net unrealized gains on available for sale securities	(10,966)	(8,696)

Total deferred tax liabilities	(55,084)	(91,298)

Net recorded deferred tax asset	$810,921	$572,594

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48).  There was no material impact from the adoption of FIN 48.  It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes.  There were no interest or penalties accrued during the year.  The Company’s federal and state tax returns are subject to examination for the years 2005, 2006 and 2007.

8.	LEASES

The Company leases certain banking facility premises and equipment under operating lease agreements. Future minimum rental payments are as follows:

2009	$184,530
2010	184,530
2011	188,280
2012	193,530
2013	193,530
Total	$944,400

The land for a branch office is leased from a partnership that includes a director of the Company.  The monthly rent is

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

8.	LEASES (continued)

$3,600.  Rental expense charged to operations under all operating lease agreements was $238,125 and $237,706 for the years ended December 31, 2008 and 2007, respectively.

9.	STOCK OPTIONS

In 2007, the Company’s shareholders approved the Weststar Financial Services Corporation 2007 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2007 Incentive Stock Option Plan (“Incentive Plan”). The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 50,000 and 75,000, respectively. No options were granted from the respective pools or were outstanding at December 31, 2008.

In 2001, the Company’s shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan (“Incentive Plan”). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 164,645 and 166,485, respectively. Of the maximum number of shares available for grant, 114,713 were outstanding under the Nonstatutory Plan and 138,672 were outstanding under the Incentive Plan at December 31, 2008. Option prices for both plans are established at market value, which was $3.26, on the dates granted by the Board of Directors.

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

Stock option information related to the plans for the years ended December 31, 2008 and 2007 follows:

		Exercise Price
	Shares	Per Share
Nonstatutory Plan
Outstanding, December 31, 2005	123,875	$3.26

Outstanding, December 31, 2006	123,875	3.26
Exercised	(5,862)	3.26

Outstanding, December 31, 2007	118,013	3.26
Exercised	(3,300)	3.26

Outstanding, December 31, 2008	114,713	3.26

Incentive Plan
Outstanding, December 31, 2005	157,652	$3.26
Exercised	(1,250)	3.26
Outstanding, December 31, 2006	156,402	3.26
Exercised	(13,130)	3.26

Outstanding, December 31, 2007	143,272	3.26
Exercised	(4,600)	3.26

Outstanding, December 31, 2008	138,672	3.26

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

9.	STOCK OPTIONS (Continued)

	At December 31, 2008
	Outstanding Options			Exercisable Options
		Remaining	Weighted		Weighted
		Life	Average		Average
Exercise Price	Shares	(Years)	Price	Shares	Price
Nonstatutory Plan
$ 3.26	114,713	2.5	$3.26	114,743	$3.26

Incentive Plan
$ 3.26	138,672	2.5	$3.26	138,672	$3.26

There were 128,933 shares available for future grants at December 31, 2008.  The aggregate intrinsic values of outstanding and exercisable shares at December 31, 2008 and 2007, respectively, were $782,960 and $1,826,382.  All options were vested prior to adoption of SFAS No. 123(R).

10.	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan which allows those employees who have attained the age of 21 years and worked 1,000 hours to elect to contribute a portion of their salary to the plan in accordance with the provisions and limits set forth in the plan document. The plan was established in March 1999. The Company makes discretionary matching contributions in an amount determined each plan year to each participant who makes 401(k) savings contributions during the year. The Company may also make a discretionary profit-sharing contribution for a plan year to those participants employed during the year. The Company’s contribution to the plan was $94,228 and $69,102 for the years ended December 31, 2008 and 2007, respectively.

During 2001, a key employee entered into a salary continuation agreement with the Company providing for periodic payments at the retirement or death of the employee. The present value of the estimated liability, which was $295,523 and $274,888 at December 31, 2008 and 2007, respectively, is being accrued over the vesting period defined in the agreement, which has fully vested. The related expense was $20,635 and $9,721 based upon a discount rate of 5.920% and 6.182% for the years ended December 31, 2008 and 2007, respectively. The Company is the owner and beneficiary of a life insurance policy on this key employee which will be used to fund the Company’s liability under the salary continuation agreement. The total net cash surrender value of this policy at December 31, 2008 was $224,936.

11.	BORROWINGS

SHORT-TERM BORROWINGS

The Company has $3,000,000 available in overnight federal fund lines of credit and an approximately $15,260,000 open line of credit with the Federal Home Loan Bank (FHLB).  Pursuant to a collateral agreement with the FHLB, advances are collateralized by qualifying first mortgage loans.  Federal funds purchased generally represent overnight borrowing by the Company for temporary funding requirements.   Securities sold under agreements to repurchase represent short-term borrowings by the Bank collateralized by municipal securities.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

11.	BORROWINGS (Continued)

Short-term borrowings at December 31 are summarized as follows:

	2008	2007

Short-term borrowings:
Federal funds purchased	$3,944,000	$-
Securities sold under agreements to repurchase	975,140	419,669
Short-term borrowings	1,000,000	-
Total overnight and short-term borrowings	$5,919,140	$419,669

A summary of selected data related to federal funds purchased, securities sold under agreements to repurchase and other short-term borrowed funds follows:

	2008	2007

Federal funds purchased:
Weighted average interest rate at December 31.95%		4.60%
Maximum amount outstanding at any month-end during the year	3,944,000	464,000
Average daily balance outstanding during the year	496,683	299,493
Average annual interest rate paid during the year	2.66%	5.71%

Securities sold under agreements to repurchase:
Weighted average interest rate at December 31.25%		3.42%
Maximum amount outstanding at any month-end during the year	1,254,477	419,669
Average daily balance outstanding during the year	510,272	230,435
Average annual interest rate during the year	1.07%	4.20%

Other Short-term borrowings:
Maximum outstanding at any month-end during the year	4,400,000	4,400,000
Average daily balance	72,404	516,986
Average interest rate during the year	2.77%	5.58%
Average interest rate at end of year	.46%	-

LONG-TERM DEBT

There was one advance from the FHLB in the amount of $4,000,000 at a fixed rate of 5.01% outstanding at December 31, 2008.  The 4,000,000 advance is due in full on March 24, 2010; interest is payable monthly.

In 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of Weststar Financial Services Corporation I, a statutory trust (the “Trust”), which was created for the sole purpose of issuing trust preferred securities.  The implementation of FIN 46R resulted in the Company’s $124,000 investment in the common equity of the Trust being included in the condensed consolidated balance sheets as other assets with a corresponding increase to long-term debt.  The Company is now recording greater interest expense and income received from the Trust with no effect on net income.  The income and interest expensed received from and paid to the Trust, respectively, is being included in the consolidated statements of income and comprehensive income as other noninterest income and interest expense.

As of December 31, 2008, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

11.      BORROWINGS (Continued)

LONG-TERM DEBT (Continued)

		Trust		Junior
		Preferred		Subordinated
	Date of	Securities	Interest	Debt Owed	Final Maturity
Issuing Entity	Issuance	Outstanding	Rate	To Trust	Date

Weststar Financial Ser-
vices Corporation I	10/10/2003	$4,000,000	Floating	-	10/07/2033
Weststar Financial Ser-
vices Corporation	10/10/2003	-	Floating	$4,124,000	10/07/2033

The Company owns all of the common stock of the Trust, which has issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust.  The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities.  The interest rate in effect is LIBOR plus 3.15%.  At December 31, 2008 the effective rate was 7.97%.  The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

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

The Company is not presently subject to any regulatory restrictions on dividends.  The Company’s ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries.  The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87.  As of December 31, 2008, the Bank had undivided profits of $7,731,464.  Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%.  As of December 31, 2008, the ratio was 10.19% for the Bank, leaving all $7,731,464 of the Bank’s undivided profits available for the payment of dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2008, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2008 and 2007, that the Company meets all capital adequacy requirements to which it is subject. To be categorized as adequately capitalized under the regulatory framework for prompt corrective action, the Company must monitor the minimum capital ratios as set forth in the table below.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

12.	REGULATION AND REGULATORY RESTRICTIONS (Continued)

The Company’s actual capital amounts and ratios are also presented in the table (dollar amounts in thousands):

						Minimum To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Requirement			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2008:
Total Capital (to Risk
Weighted Assets)
Consolidated	$22,750	12.62%	$	N/A	N/A	$	N/A	N/A
Bank	21,647	12.02%		14,406	8.00%		18,007	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	20,493	11.37%		N/A	N/A		N/A	N/A
Bank	19,393	10.77%		7,203	4.00%		10,804	6.00%
Tier I Capital (to
Average Assets)
Consolidated	29,493	10.33%		N/A	N/A		N/A	N/A
Bank	19,393	9.79%		7,922	4.00%		9,902	5.00%

						Minimum To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Requirement			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2007:
Total Capital (to Risk
Weighted Assets)
Consolidated	$21,005	14.29%	$	N/A	N/A	$	N/A	N/A
Bank	19,888	13.55%		11,738	8.00%		14,673	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	19,165	13.04%		N/A	N/A		N/A	N/A
Bank	18,051	12.30%		5,869	4.00%		8,804	6.00%
Tier I Capital (to
Average Assets)
Consolidated	19,165	11.17%		N/A	N/A		N/A	N/A
Bank	18,051	10.54%		6,851	4.00%		8,564	5.00%

13.	COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit at December 31, 2008 and 2007 was $31,886,835 and $38,206,567, respectively.

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008. These fair values estimates are based on relevant market information and information about fthe financial instruments.  Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for.  However, given there is no active market or observable market transaction for many of the Company’s financial instruments, the Company has made estimates of many of these fair values, which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significant affect the estimated values.  Beginning with the year ended December 31, 2008, the fair value estimates are determined in accordance with SFAS 157.

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
(In thousands)
Assets:
Cash and cash equivalents	$4,420	$4,420	$8,527	$8,527
Investment securities	23,778	23,778	26,113	26,113
Federal Home Loan Bank stock	586	586	463	463
Loans, net	168,710	171,856	133,644	134,659
Interest receivable	1,030	1,030	973	973
Bank owned life insurance	225	225	351	351

Liabilities:
Demand deposits, NOW accounts,
money market accounts, savings	74,195	74,195	74,221	74,221
Time deposits	96,619	97,039	74,970	74,898
Short-term borrowings	5,919	5,919	420	420
Interest payable	565	565	568	568
Long-term debt	8,124	8,297	8,124	8,275

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

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans - Fair value of loans are estimated based on discounted expected cash flows.  These cash flows include assumptions for prepayment estimates over the loans remaining life, considerations for the current interest rate environment compared to the weighted average rate of each portfolio credit, a credit risk component based on historical and expected performance of each portfolio and a liquidity adjustment related to the current market environments.

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. SFAS 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

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

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan is considered impaired and a specific reserve is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets
Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2008
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable A	ssets/
	Assets	Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Available-for-sale
securities	-	$23,778,449	-	$23,778,449

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -Including an amendment of FASB Statement No. 115.” SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s consolidated financial statements.

15.	PARENT COMPANY FINANCIAL DATA

The following is a summary of the condensed financial statements of Weststar Financial Corporation as of and for the years ended December 31, 2008 and 2007:

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

15.	PARENT COMPANY FINANCIAL DATA (continued)

Condensed Balance Sheets
December 31, 2008 and 2007

	2008	2007

Assets
Cash and due from banks	$1,021,043	$1,002,851
Investment in The Bank of Asheville, at equity	19,411,593	18,065,846
Investment in Weststar Financial Services Corporation I	124,000	124,000
Investment in Bank of Asheville Mortgage Company, LLC, at equity	-	(992)
Other assets	155,115	192,217

Total assets	$20,711,751	$19,383,922

Liabilities and Shareholders’ Equity
Liabilities:
Junior subordinated debentures payable to
Weststar Financial Services Corporation I	$4,124,000	$4,124,000
Other	77,180	80,683
Shareholders’ equity	16,510,571	15,179,239

Total liabilities and shareholders’ equity	$20,711,751	$19,383,922

Index
WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

15.           PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations
Years Ended December 31, 2008 and 2007
	2008	2007
Interest Income:
Interest-bearing deposits	$84,238	$78,633
Interest Expense:
Junior subordinated debentures issued to
Weststar Financial Services Corporation I	285,465	354,648
Non-interest Income:
Equity in earnings of subsidiary bank	1,418,127	2,274,357
Equity in income (loss) of Bank of Asheville
Mortgage Company, LLC	(15,295)	(60,099)
Other	137,170	133,063
Total Non-interest Income	1,540,002	2,347,321
Non-interest Expenses:
Other	80,990	84,469

Income before income tax benefit	1,257,785	1,986,837

Income tax benefit	(43,527)	(59,169)

Net income	$1,301,312	$2,046,006

Condensed Statements of Cash Flows
Years Ended December 31, 2008 and 2007
	2008	2007
Cash Flows from Operating Activities:
Net income	$1,301,312	$2,046,006
Noncash items included in net income:
Equity in undistributed earnings of The
Bank of Asheville	(1,481,127)	(2,274,357)
Equity in undistributed (income) loss of Bank of Asheville
Mortgage Company, LLC	15,295	60,099
(Increase) decrease in other assets	43,610	15,743
Increase (decrease) in other liabilities	(3,503)	(1,169)
Net cash used in operating activities	(61,413)	(150,678)

Cash Flows from Investing Activities:
Upstream dividends received from The Bank of Asheville	75,995	360,980
Investment in Bank of Asheville Mortgage Company, LLC	(20,000)	(15,000)
Distribution of capital from Bank of Asheville Mortgage
Company, LLC	3,713	-
Net cash provided by investing activities	59,708	345,980

Cash Flows from Financing Activities:
Cash paid for fractional shares	-	(1,930)
Exercise of stock options	19,897	21,587
Net cash provided (used) in financing activities	19,897	19,657

Net increase in cash	18,192	214,959
Beginning	1,002,851	790,892

Ending	$1,021,043	$1,002,851

Index

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):  CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

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

•
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B:  OTHER INFORMATION

None.

Index

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See pages 5 - 12 of Registrant’s 2009 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

Code of Ethics

The Company has adopted a Code of Ethics that applies among others, to its principal executive officer and principal financial officer.  The Company’s Code of Ethics is available at http://www.bankofasheville.com.

ITEM 11:  EXECUTIVE COMPENSATION

See pages 12 - 16 of Registrant’s 2009 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In 2007, the Company’s shareholders approved the Weststar Financial Services Corporation 2007 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2007 Incentive Stock Option Plan (“Incentive Plan”). The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 50,000 and 75,000, respectively. No options were granted from the respective pools or outstanding at December 31, 2008.

In 2001, the Company’s shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan (“Incentive Plan”). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 164,645 and 166,485, respectively. Of the maximum number of shares available for grant, 114,713 were outstanding under the Nonstatutory Plan and 138,672 were outstanding under the Incentive Plan at December 31, 2008. Option prices for both plans are established at market value, which was $3.26, on the dates options were granted by the Board of Directors.  The following chart contains details of the grants:

Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding options,	for future issuance
	outstanding options,	warrants and rights	under equity
	warrants and rights		compensation plans
(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	Nonstatutory – 114,713	$3.26	50,000
security holders	Incentive – 138,672	$3.26	78,933

Equity compensation
plans not approved
by security holders	None	None	None

Total	253,385	$3.26	128,933

All share and per share amounts have been adjusted to reflect a 5-for-4 stock paid during 2007.

See pages 3 – 5 of Registrant’s 2009 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b), for additional information regarding Security Ownership of Certain Beneficial Owners and Management.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See pages 6 and 11 of Registrant’s 2009 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

See pages 8 - 10 of Registrant’s 2009 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

Index

PART IV

ITEM 15:               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

3.1	Articles of Incorporation of the Registrant[1]

3.2	Bylaws of the Registrant[1]

10.1	Employment Agreement between the Bank and G. Gordon Greenwood, dated February 9, 2000 (a management contract)[1]

10.2	Employment Agreement between the Bank and Randall C. Hall, dated March 20, 1998 (a management contract)[1]

10.3	401(k) Savings Plan of the Bank (a compensatory plan)[1]

10.4	2001 Incentive Stock Option Plan (a compensatory plan)[2]

10.5	2001 Nonstatutory Stock Option Plan (a compensatory plan)[2]

10.6
Amended and Restated Declaration of Trust by and between Wells Fargo Bank, N.A., as Delaware Trustee and Institutional Trustee, Weststar Financial Services Corporation, as Sponsor, and certain Administrative Trustees, dated October 10, 2003[3]

10.7	Indenture between Weststar Financial Services Corporation and Wells Fargo Bank, N.A., as Indenture Trustee, dated October 10, 2003[3]

10.8	Guarantee Agreement by and between Weststar Financial Services Corporation and Wells Fargo Bank, N.A., as Guarantee Trustee, dated October 10, 2003[3]

10.9	Floating Rate Junior Subordinated Debenture of Weststar Financial Services Corporation, dated October 10, 2003 (included as Exhibit A to Exhibit 10.8)[3]

10.10	Employment Agreement between the Bank and John R. Hamrick, dated February 18, 2005 (a management contract)[4]

10.11	2007 Incentive Stock Option Plan (a compensatory plan)[5]

10.12	2007 Nonstatutory Stock Option Plan (a compensatory plan)[5]

Index

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	2009 Proxy Statement[6]

1.	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-30200, filed with the Securities and Exchange Commission on February 11, 2000)

2.	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 22, 2002

3.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 5, 2003

4.	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 7, 2007

5.	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-14500, filed with the Securities and Exchange Commission on August 16, 2007)

6.	As filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION
(Registrant)

By:	/s/Randall C. Hall
Randall C. Hall
Executive Vice President
Chief Financial Officer and Principal
Accounting Officer

Date:	March 17, 2009

Index

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/W. Edward Anderson W. Edward Anderson Director	March 17, 2009
/s/M. David Cogburn, M.D. M. David Cogburn, M.D. Director	March 17, 2009
/s/Steven D. Cogburn Steven D. Cogburn Director	March 17, 2009
/s/G. Gordon Greenwood G. Gordon Greenwood President & Chief Executive Officer	March 17, 2009
/s/Patricia P. Grimes Patricia P. Grimes Director	March 17, 2009
/s/Randall C. Hall Randall C. Hall Secretary/Treasurer Chief Financial Officer and Principal Accounting Officer	March 17, 2009
/s/Darryl J. Hart Darryl J. Hart Director	March 17, 2009
/s/Carol L. King Carol L. King Director	March 17, 2009
/s/Stephen L. Pignatiello Stephen L. Pignatiello Director	March 17, 2009
/s/Laura A. Webb Laura A. Webb Director	March 17, 2009
/s/David N. Wilcox David N. Wilcox Director	March 17, 2009

Index

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number

3.1	Articles of Incorporation	*

3.2	Bylaws	*

10.1	Employment Agreement of G. Gordon Greenwood	*

10.2	Employment Agreement of Randall C. Hall	*

10.3	401 (k) Savings Plan	*

10.4	2001 Incentive Stock Option Plan	*

10.5	2001 Nonstatutory Stock Option Plan	*

10.6	Amended and Restated Declaration of Trust	*

10.7	Indenture between Weststar Financial Services Corporation and Wells Fargo Bank, N.A.	*

10.8	Guarantee Agreement by and between Weststar Financial Services Corporation and Wells Fargo Bank, N.A.	*

10.9 10.10 10.11 10.12	Floating Rate Junior Subordinated Debenture of Weststar Financial Services Corporation Employment Agreement of John R. Hamrick. 2007 Incentive Stock Option Plan 2007 Nonstatutory Stock Option Plan	* * * *

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

99.1	2009 Proxy Statement	**

*              Incorporated by reference.
**           As filed with the SEC pursuant to Rule 14a-6(b).