Form 10-Q
period 2009-03-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2009-05-14
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one): Large accelerated filer   ☐ Accelerated filer  ☐ Non-accelerated filer   ☐   (Do not check if a smaller company) Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $1.00 par value – 2,146,132 shares outstanding as of May 13, 2009.

Index

Part I.	FINANCIAL INFORMATION

Item I.	Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets	(unaudited)
	March 31,	December 31,
	2009	2008
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$4,748,579	$4,200,866
Interest-bearing deposits	252,766	218,912
Federal funds sold	7,408,000	-
Total cash and cash equivalents	12,409,345	4,419,778
Investment securities – available for sale, at fair value (amortized cost of $23,238,956 and $23,750,009, at March 31, 2009 and December 31, 2008, respectively)	23,518,059	23,778,449
Loans	175,006,653	171,239,692
Allowance for loan losses	(2,677,865)	(2,529,981)
Net loans	172,328,788	168,709,711
Premises and equipment, net	2,612,212	2,652,007
Accrued interest receivable	959,901	1,030,460
Federal Home Loan Bank stock, at cost	639,800	585,600
Deferred income taxes	799,196	810,921
Foreclosed properties	205,006	205,006
Other assets	730,033	667,040

TOTAL	$214,202,340	$202,858,972

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand	$21,822,332	$22,251,288
NOW accounts	26,238,840	18,319,836
Money market accounts	28,853,292	31,416,333
Savings	2,389,859	2,207,173
Time deposits of $100,000 or more	26,930,991	26,799,682
Other time deposits	80,218,567	69,819,794
Total deposits	186,453,881	170,814,106
Short-term borrowings	4,665,651	5,919,140
Accrued interest payable	533,211	565,105
Other liabilities	1,454,014	926,050
Long-term debt	4,124,000	8,124,000
Total liabilities	$197,230,757	$186,348,401

COMMITMENTS AND CONTIGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000 shares; no shares issued and outstanding	-	-
Common stock, $1 par value, authorized – 9,000,000 shares; outstanding shares– 2,146,132 and 2,125,747 at March 31, 2009 and December 31, 2008, respectively	2,146,132	2,125,747
Additional paid-in capital	6,215,519	6,152,868
Retained earnings	8,438,423	8,214,480
Accumulated other comprehensive income	171,509	17,476
Total shareholders' equity	16,971,583	16,510,571

TOTAL	$214,202,340	$202,858,972

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)
	Three Months
	Ended March 31,
	2009	2008

INTEREST INCOME:
Interest and fees on loans	$2,791,106	$2,741,505
Federal funds sold	972	27,004
Interest-bearing deposits	66	883
Investments:
Taxable interest income	179,882	217,477
Non-taxable interest income	91,636	86,537
Corporate dividends	-	7,007
Total interest income	3,063,662	3,080,413
INTEREST EXPENSE:
Time deposits of $100,000 or more	228,529	350,325
Other time and savings deposits	863,781	861,837
Short-term borrowings	4,785	7,134
Long-term debt	95,978	127,836
Total interest expense	1,193,073	1,347,132

NET INTEREST INCOME	1,870,589	1,733,281
PROVISION FOR LOAN LOSSES	254,580	37,445
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,616,009	1,695,836

OTHER INCOME:
Service charges on deposit accounts	264,655	283,847
Other service fees and commissions	133,680	86,236
Equity in loss of Bank of Asheville Mortgage Company, LLC	-	(13,558)
Other	9,872	18,509
Total other income	408,207	375,034

OTHER EXPENSES:
Salaries and wages	681,397	624,384
Employee benefits	131,275	116,512
Occupancy expense, net	185,053	124,688
Equipment rentals, depreciation and maintenance	98,722	113,678
Supplies	64,273	73,463
Professional fees	77,258	72,328
Data processing fees	153,988	142,341
FDIC insurance premiums	72,404	22,540
Audit, tax and accounting	55,164	49,724
Marketing	92,687	62,378
Other	83,667	67,556
Total other expenses	1,695,888	1,469,592
INCOME BEFORE INCOME TAXES	328,328	601,278
INCOME TAX PROVISION	104,385	213,141
NET INCOME	$223,943	$388,137
EARNINGS PER SHARE:
Basic	$0.10	$0.18
Diluted	$0.10	$0.17

See notes to consolidated financial statements

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months
	Ended March 31,
	2009	2008

NET INCOME	$223,943	$388,137
OTHER COMPREHENSIVE INCOME
Unrealized holding gains on securities available for sale	250,663	362,067
Tax effect	(96,630)	(139,577)
Unrealized holding gains on securities available for sale, net of tax	154,033	222,490

OTHER COMPREHENSIVE INCOME, NET OF TAX	154,033	222,490
COMPREHENSIVE INCOME	$377,976	$610,627

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2009 and 2008

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2007	2,118,437	$2,118,437	$6,133,773	$6,913,168	$13,861	$15,179,239

Net unrealized gains on securities available for sale	222,490	222,490
Issuance of common stock pursuant to the exercise of stock options	945	945	(935)	10
Tax benefit on exercise of non-qualified stock options	3,643	3,643
Net income		388,137	388,137

BALANCE MARCH 31, 2008	2,119,382	$2,119,382	$6,136,481	$7,301,305	$236,351	$15,793,519

BALANCE, DECEMBER 31, 2008	2,125,747	$2,125,747	$6,152,868	$8,214,480	$17,476	$16,510,571

Net unrealized gains on securities available for sale	154,033	154,033
Issuance of common stock pursuant to the exercise of stock options	20,385	20,385	46,070	66,455
Tax benefit on exercise of non- qualified stock options	16,581	16,581
Net income	223,943	223,943

BALANCE MARCH 31, 2009	2,146,132	$2,146,132	$6,215,519	$8,438,423	$171,509	$16,971,583

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$223,943	$388,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,835	102,000
Provision for loan losses	254,580	37,445
Premium amortization and discount accretion, net	(5,536)	(6,102)
Deferred income tax provision	(84,905)	(18,605)
Decrease in accrued interest receivable	70,559	65,460
(Increase) decrease in other assets	(62,993)	13,102
Increase (decrease) in accrued interest payable	(31,894)	2,291
Increase in other liabilities	527,964	126,643
Net cash provided by operating activities	978,553	710,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(495,880)	(1,030,893)
Maturities of securities available for sale	1,012,469	1,017,892
Net increase in loans	(3,873,657)	(1,475,265)
FHLB stock purchase	(54,200)	(52,500)
Additions to premises and equipment	(47,040)	(3,067)
Net cash used in investing activities	(3,458,308)	(1,543,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, MMDA and savings accounts	5,109,693	(581,229)
Net increase in time deposits	10,530,082	6,545,704
Issuance of common stock	66,455	10
Repayment of FHLB advances	(2,110,000)	(500,000)
Net increase (decrease) in overnight borrowings	(4,253,489)	2,432
Proceeds from FHLB advances	1,110,000	500,000
Tax benefit from non-qualified stock options	16,581	3,643
Net cash provided by financing activities	10,469,322	5,970,560

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,989,567	5,137,098
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,419,778	8,527,456
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,409,345	$13,664,554

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2009 and December 31, 2008, and the consolidated results of their operations and their cash flows for the three-month periods ended March 31, 2009 and 2008.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The accounting policies followed are set forth in Note 1 to the 2008 Annual Report to Shareholders (Form 10-K) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $29,379,524 and $31,886,835 at March 31, 2009 and December 31, 2008, respectively.

3.	Basic and diluted net income per share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

Basic earnings per common share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  During 2009 and 2008, there were no shares excluded due to antidultion.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

For the Period Ended March 31,	2009	2008

Weighted average number of common shares used in computing basic net income per share	2,136,837	2,118,956
Effect of dilutive stock options	114,388	160,595
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	2,251,225	2,279,551

Index

4.

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

Impaired Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan is considered impaired and a specific reserve is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised

Index

value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2009
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Available-for-sale securities	-	$23,518,059	-	$23,518,059

Fair Value Measurements at December 31, 2008
Available-for-sale securities	-	$23,778,449	-	$23,778,449

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2009
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Impaired Loans	-	$46,980	$30,390	$77,370

5.
On January 22, 2009, the Company received notice that its application for $1.5 million in capital under the Capital Purchase Program (“CPP”) received the U.S. Treasury’s preliminary approval.  However, the Company declined to participate.  The Company’s capital ratios are substantially in excess of the “well capitalized” regulatory ratios, and its asset quality has been significantly better than the industry average.  Based upon performed due diligence, the Company concluded that the significant expense of the program and challenge to prudently and profitably deploy the capital were inconsistent with its long-term strategic objectives, and that participation in the CPP would not be in the best interest of the Company’s shareholders.

6.
In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements,” when the volume and level of activity for assets or liabilities have significantly

Index

decreased. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not anticipate the adoption of this FSP as of June 30, 2009 to have a material effect on its financial position and results of operations.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 115-2 and FAS 124-2 amended Other-Than-Temporary Impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not anticipate the adoption of this FSP as of June 30, 2009 to have a material effect on its financial position and results of operations.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company does not anticipate the adoption of this FSP as of June 30, 2009 to have a material effect on its financial position and results of operations.

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

EXECUTIVE OVERVIEW

During 2009, the Company continued its focus on asset quality, liquidity and core deposit growth.  Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality.  While there was an increase in non-performing assets, overall asset quality remained strong during the period.  Non-performing assets totaled $1,987,328 at March 31, 2009 compared to $521,108 at December 31, 2008.  Net charge-offs for the period totaled $106,696 compared to $16,912 for the period ended March 31, 2008.  Loans outstanding grew by 2.20% to $175,006,653 from December 31, 2008.  Deposits increased 9.16% to $186,453,881.  The increase was attributable to marketing campaigns, sales calls efforts and product development.

Net interest income increased by 7.92% as a result of repricing time deposit accounts following 2008 Federal Open Market Committee interest rate cut initiatives.  As a result of loan growth, net charge-offs and a continued deterioration in national and regional economic conditions, the Company added $254,580 to the loan loss reserve.  Other non-interest income for the March 31, 2009 and 2008 quarters totaled $408,207 and $375,034, respectively.  Non-interest income increased $33,173 primarily as a result of increased interchange revenue generated from debit/credit card activity and mortgage loan origination fee income at the Bank level.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $27,116 during the March 2008 quarter, of which $13,558 was the Company’s portion.  Non-interest expenses increased from $1,469,592 to $1,695,888.  The increase was primarily attributable to operating expenses associated with personnel, occupancy, FDIC insurance premiums and marketing expenses incurred to support loan and deposit servicing and growth.

Index

Net income totaled $223,943 and $388,137 for the periods ended March 31, 2009 and 2008, respectively – a decrease of 42.30%.

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2009 COMPARED TO DECEMBER 31, 2008

During the period from December 31, 2008 to March 31, 2009, total assets increased $11,343,368 or 5.59%.  This increase, reflected primarily in the cash and cash equivalents and loans, resulted from an increase in deposits.

Securities, federal funds sold and interest-bearing balances with other financial institutions at March 31, 2009 totaled $31,178,825 compared to $23,997,361 at December 31, 2008.  Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $639,800.

At March 31, 2009, the loan portfolio constituted 81.70% of the Company’s total assets.  Loans increased $3,766,961 from December 31, 2008 to March 31, 2009.  Continued growth in real estate lending accounted for the majority of the loan growth.  Management places a strong emphasis on loan quality.

The recorded investment in loans that are considered to be impaired in accordance with criteria set forth in SFAS No. 114 of the Financial Accounting Standards Board was $1,818,442, $192,111, and $349,976 at March 31, 2009 and 2008, and December 31, 2008, respectively.  The average recorded balances of impaired loans were $1,343,760, $215,195 and $195,935 for the periods ended March 31, 2009 and 2008, and December 31, 2008.  The related allowance for loan losses determined for in accordance with SFAS No. 114 for impaired loans was $26,191, none and none at March 31, 2009 and 2008, and December 31, 2008 respectively. For the three-month periods ended March 31, 2009 and 2008, Weststar recognized interest income from impaired loans of $7,563 and none, respectively. See “Asset Quality” for discussion for an analysis of loan loss reserves.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of an obligor to continue to comply with repayment terms, because of the obligor’s potential operating or financial difficulties.  Management monitors these loans closely and reviews their performance on a regular basis.  These loans do not meet the standards for, and are therefore not included in, nonperforming assets.  At March 31, 2009, the Company identified one potential problem loan totaling $183,276 as compared one loan totaling $400,756 at December 31, 2008.

Deposits increased $15,639,775 during the three months ended March 31, 2009.  The increase in deposits was primarily attributable to growth in NOW and time deposit accounts.  In an effort to increase core deposits, during 2008, the Company introduced a new NOW account, eZchecking, which pays an above market interest rate on balances up to $25,000.  Qualifiers for the account included a minimum of 10 debit card transactions, one direct deposit and receipt of electronic statement each month.  The Company earns interchange revenue from debit card usage and can deliver electronic statements more efficiently than through standard U.S. mail; these two factors effectively minimize the cost of funds on the product.  At March 31, 2009, the Company had 1,008 eZchecking accounts totaling $12,376,260 compared to 789 accounts totaling $9,298,769 at December 31, 2008.  Other increases in NOW accounts resulted from fluctuation in Interest on Lawyers Trust Accounts (commonly referred to as IOLTA), primarily escrow accounts for real estate transactions, which increased from $1,521,560 at December 31, 2008 to $4,876,506 at March 31, 2009, and general growth in other NOW accounts.  Time deposits grew from $96,619,476 to $107,149,558 or 10.90%.  Growth in time deposits stemmed from interest-rate sensitive customers choosing to lock in fixed rates to protect themselves from further interest rate declines as well as customers choosing to transfer funds from the stock market into FDIC insured fixed rate time deposit accounts.  Demand, money market and savings accounts decreased by $2,809,311 during the period.  Part of the decrease was attributable to customers shifting funds to the high yielding eZchecking NOW account.

Index

Short-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000 and securities sold under agreements to repurchase in the amount of $665,651.  The interest rate on the FHLB advance was 5.01% and matures on March 23, 2010.  Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.  Securities sold under agreements to repurchase bear a variable rate of interest and mature daily.  At March 31, 2009, the rate on these borrowings was .25%.

Long-term borrowings consisted of trust preferred securities totaling $4,124,000.  The trust preferred securities bear a rate of LIBOR plus 315 basis points (4.24% at March 31, 2009) and pay dividends quarterly.  The rate is subject to quarterly resets.  The trust preferred securities mature October 7, 2033, and became callable on or after October 7, 2008.  All of the trust preferred securities were eligible for inclusion as Tier I capital.  The Company continues to use the capital to support growth and branch expansion.

The Company’s capital at March 31, 2009 to risk weighted assets totaled 12.66%.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of March 31, 2009, the Company’s capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 AND 2008

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended March 31, 2009 totaled $1,870,589 compared to $1,733,281 in 2008.  This increase was attributable to growth in net interest earning assets.  The Company’s net interest margin was approximately 3.75% and 4.08% for the quarters ended March 31, 2009 and 2008, respectively.

Weststar recorded a provision for loan losses of $254,580 and $37,445 for the quarters ended March 31, 2009 and 2008, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the March 31, 2009 and 2008 quarters totaled $408,207 and $375,034, respectively.  The increase in other income primarily reflects increased fees from debit/credit card interchange transactions and fees from the origination of mortgage loans at the Bank level.  Interchange revenue increased from $63,562 to $73,476 for the periods ended March 31, 2008 and 2009, respectively; fees from the originations of mortgage loans produced $36,542 during 2009 compared to none during 2008.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $27,116 during the March 2008 quarter, of which $13,558 was the Company’s portion.  Other income decreased from $18,509 during 2008 to $9,872 during 2009.  The decrease primarily reflects lower revenue earned from balances maintained at  correspondent banks.

Other non-interest expense totaled $1,695,888 compared to $1,469,592 in 2008.  The increase was primarily attributable to personnel and overhead incurred to support loan and deposit servicing and growth and increased

Index

FDIC insurance premiums. Occupancy expense increased from $124,688 to $185,053 primarily as a result of a real estate finder’s fee paid to secure a permanent branch location.  Data processing fees increased by $11,647 as a result of growth in loans, deposits and expanded services.  FDIC insurance premiums increased from $22,540 to $72,404 in 2009 as a result of increased premium rates, which increased from 5 cents per $100 of deposits for the March 31, 2008 quarter to an estimated 12.22 cents per $100 for the March 31, 2009 quarter.  As a result of banking failures during 2008 and projected failures during 2009, the FDIC increased the premium to ensure adequate funding for the depository insurance fund.  FDIC’s Treasury borrowing authority was increased to $100 billion, which will allow the agency to cut its planned assessment from 20 to 10 basis points.  Based on average deposits for the first quarter 2009, this special assessment at 10 basis points would equal approximately $185,000.  This special assessment will have a significant impact on the results of operations of the Company for 2009.  Marketing expenses increased from $62,378 to $92,687, which reflects increased marketing efforts for products and services.  Other expenses totaled $83,667 in 2009 compared to $67,243 in 2008.  The increase was primarily attributable to increases in fees assessed by the office of the NC Commissioner of Banks, increased charitable contributions and taxes other than income taxes.  Income before income tax provision totaled $328,328 and $601,278 for the quarters ended March 31, 2009 and 2008, respectively.  Income tax provision totaled $104,385 and $213,141 for the quarters ended March 31, 2009 and 2008, respectively, which equated to an effective tax rate of 31.79% and 35.45%, respectively.  The decrease in the effective tax rate was primarily attributable to higher relative tax-exempt income to total income in 2009.  Net income totaled $223,943 and $388,137 for the quarters ended March 31, 2009 and 2008, respectively.

Other comprehensive income totaled $154,033 and $222,490 in 2009 and 2008, respectively.  Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $377,976 and $610,627 for the quarters ended March 31, 2009 and 2008, respectively.

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

Index

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2009, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

	TERMS TO REPRICING AT MARCH 31, 2009
				Total
	1-90 Days	91-180 Days	181-365 Days	One Year	Non-sensitive	Total
Interest-earning assets:
Interest bearing deposits	$252,766	-	-	$252,766	-	$252,766
Federal funds sold	7,408,000	-	-	7,408,000	-	7,408,000
Investment securities	395,673	$399,613	$733,522	1,528,808	$21,710,148	23,238,956
Federal Home Loan Bank Stock	639,800	-	-	639,800	-	639,800
Loans	128,400,029	8,786,921	12,025,671	149,212,621	25,794,032	175,006,653
Total interest-earning assets	137,096,268	9,186,534	12,759,193	159,041,995	47,504,180	206,546,175

Interest-bearing liabilities:
Time deposits	36,165,525	41,767,571	28,872,031	106,805,127	344,431	107,149,558
All other deposits	57,481,991	-	-	57,481,991	-	57,481,991
Short-term debt	665,651	-	4,000,000	4,665,651	-	4,665,651
Long-term debt	4,124,000	-	-	4,124,000	-	4,124,000
Total interest-bearing liabilities	98,437,167	41,767,571	32,872,031	173,076,769	344,431	173,421,200

Interest sensitivity gap	$38,659,101	$(32,581,037)	$(20,112,838)	$(14,034,774)	$47,159,749
Cumulative interest sensitivity gap	$38,659,101	$6,078,064	$(14,034,774)
Interest earning assets as a percent of interest sensitive liabilities	139.3%	22.0%	38.8%	91.9%

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at March 31, 2009 and 2008, and December 31, 2008 was $2,677,865, $2,110,658 and $2,529,981 or 1.53%, 1.54% and 1.48%, respectively, of gross loans outstanding.   The ratio of annualized net charge-offs to average loans outstanding was .25%, .05% and ..18% at March 31, 2009 and 2008, and December 2008, respectively.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended March 31, 2009 and 2008, and for the year ended December 31, 2008.

Summary of Allowance for Loan Losses

	For the three months ended March 31,		For the year ended December 31,
	2009	2008	2008

Balance, beginning of period	$2,529,981	$2,090,125	$2,090,125
Charge-offs:
Commercial, financial and agricultural	(77,754)	-	(203,524)
Real estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	(39,939)	(29,902)	(116,409)
Total charge-offs	(117,693)	(29,902)	(319,933)

Recoveries
Commercial, financial and agricultural	-	2,476	13,415
Real estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	10,997	10,514	35,089
Total recoveries	10,997	12,990	48,504
Net (charge-offs) recoveries	(106,696)	(16,912)	(271,429)
Provision charged to operations	254,580	37,445	711,285
Balance, end of period	$2,677,865	$2,110,658	$2,529,981

Percentage of net charge-offs to average loans	.25%	.05%	.18%
Percentage of allowance to period-end loans	1.53%	1.54%	1.48%

The Bank operates in a well diversified market.  Major economic drivers include tourism, medical industry and light manufacturing.  While the Company’s market has not experienced some of the extreme hardships as portrayed nationally, the Bank and its market are not totally isolated.  Residential mortgage sales in the market have slowed down; however, the Bank has not experienced the same magnitude as the national market.  While

Index

the Bank’s losses related to real estate lending have been low historically, the volatility of the real estate development market loans in our market could result in additional increases in our exposure to losses if the economy continues to experience a downward trend.

The Bank mitigates its exposure to real estate construction lending by limiting the number of unsold houses to four per developer.  Currently, home developer loans have an average balance of approximately $300,000 per unit.  The Bank uses third party building inspectors to evaluate construction progress.  Based upon reports provided by the inspectors the Bank stands better equipped to monitor and distribute loan draws according to percent of project completed.  Approximately 30% of commercial real estate mortgage loans are owner-occupied.  In general, owner-occupied loans pose lower risks than non-owner-occupied loans as there is lower risk of the borrower-tenant leaving the building for a better lease and generally there are business-related cash flows which provide debt service capacity.  Additionally, in the normal owner-occupied loan situation, personal guarantees for the loan are present.

Nonaccrual and restructured loans increased from $316,102 at December 31, 2008 to $1,782,322 at March 31, 2009.  Current non-accrual loans represent nine loans with five customers; restructured loans represent five loans with four customers.  Although some of the customers have resumed payments, management has continued to classify the relationships until such time as the borrowers demonstrate a consistent and consecutive payment history.  Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  During the first quarter of 2009, management continued its in-depth underwriting analysis, training and loan monitoring.  Management continued its engagement of third party loan review services to supplement and validate overall loan review analytics and portfolio risk assessments.  Based upon this analysis, management believes the allowance is adequate to support current loans outstanding.

During 2009, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the general and specific allowance for credit losses.  Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2009		December 31, 2008
	Amount of	Percent of	Amount of	Percent of
	Allowance	Total Loans	Allowance	Total Loans

TYPE OF LOAN:
Real Estate	$2,118,727	83%	$2,001,660	82%
Commercial and industrial loans	518,103	16%	465,388	16%
Consumer	41,035	1%	50,786	2%
Unallocated	-	-	12,147	-
Total Allowance	$2,677,865	100%	$2,529,981	100%

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

Index

guidelines. As shown in the following table, Weststar and The Bank of Asheville both maintained capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies.

REGULATORY CAPITAL

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$23,084	12.66%	$14,583	8.00%	$18,229	10.00%
Bank	$21,886	12.02%	$14,563	8.00%	$18,204	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$20,800	11.41%	$7,291	4.00%	$10,937	6.00%
Bank	$19,605	10.77%	$7,281	4.00%	$10,922	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$20,800	10.05%	$8,277	4.00%	$10,347	5.00%
Bank	$19,605	9.48%	$8,268	4.00%	$10,335	5.00%

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

As of March 31, 2009 liquid assets (cash due from banks, interest-earning bank deposits and federal funds sold) were approximately $12.4 million, which represents 5.79% of total assets and 6.66% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $21.4 million. At March 31, 2009, outstanding commitments to extend credit and available lines of credit were $29.4 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 57.47% of Weststar’s total deposits at March 31, 2009. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 14.44% of the Company’s total deposits at March 31, 2009.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: May 13, 2009	By:	/s/ G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: May 13, 2009	By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer