Form 10-Q
period 2009-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2009-08-12
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $1.00 par value – 2,146,132 shares outstanding as of August 11, 2009.

Index

Part I.	FINANCIAL INFORMATION

Item I.	Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets	(unaudited)
	June 30	December 31
	2009	2008	*
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$4,930,563	$4,200,866
Interest-bearing deposits	11,780,364	218,912
Total cash and cash equivalents	16,710,927	4,419,778
Investment securities- available for sale, at fair value
(amortized cost of $22,726,225 and $23,750,009, at
June 30, 2009 and December 31, 2008, respectively)	22,998,342	23,778,449
Loans	180,614,075	171,239,692
Allowance for loan losses	(2,847,508)	(2,529,981)
Net loans	177,766,567	168,709,711
Premises and equipment, net	2,538,516	2,652,007
Accrued interest receivable	1,037,103	1,030,460
Federal Home Loan Bank stock, at cost	592,300	585,600
Deferred income taxes	919,408	810,921
Foreclosed properties	243,006	205,006
Other assets	717,950	667,040

TOTAL	$223,524,119	$202,858,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$28,132,451	$22,251,288
NOW accounts	31,220,375	18,319,836
Money market accounts	29,217,039	31,416,333
Savings	2,600,623	2,207,173
Time deposits of $100,000 or more	26,796,346	26,799,682
Other time deposits	77,482,512	69,819,794
Total deposits	195,449,346	170,814,106
Short-term borrowings	4,816,087	5,919,140
Accrued interest payable	564,453	565,105
Other liabilities	1,169,074	926,050
Long-term debt	4,124,000	8,124,000
Total liabilities	206,122,960	186,348,401

SHAREHOLDERS’ EQUITY:
Preferred stock, authorized $1,000,000 shares;
No shares issued and outstanding	-	-
Common stock, $1 par value, authorized- 9,000,000 shares;
outstanding shares- and 2,146,132 at June 30, 2009
and 2,125,747 at December 31, 2008, respectively	2,146,132	2,125,747
Additional paid-in capital	6,215,519	6,152,868
Retained earnings	8,872,292	8,214,480
Accumulated other comprehensive income	167,216	17,476
Total shareholders’ equity	17,401,159	16,510,571
Total	$223,524,119	$202,858,972

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$2,968,095	$2,574,013	$5,759,201	$5,315,518
Federal funds sold	160	14,172	1,132	41,176
Interest-bearing deposits	3,939	333	4,005	1,216
Investments:
Taxable interest income	169,191	211,462	349,073	428,939
Nontaxable interest income	95,221	88,184	186,857	174,721
Corporate dividends	-	7,214	-	14,221
Total interest income	3,236,606	2,895,378	6,300,268	5,975,791
INTEREST EXPENSE:
Time deposits of $100,000 or more	220,283	309,269	448,812	659,594
Other time and savings deposits	837,982	759,155	1,701,763	1,620,992
Short-term borrowings	50,388	4,683	60,114	11,817
Long-term debt	44,601	112,185	135,638	240,021
Total interest expense	1,153,254	1,185,292	2,346,327	2,532,424
NET INTEREST INCOME	2,083,352	1,710,086	3,953,941	3,443,367
PROVISION FOR LOAN LOSSES	221,310	150,680	475,890	188,125
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,862,042	1,559,406	3,478,051	3,255,242
OTHER INCOME:
Services charges on deposit accounts	287,680	284,172	552,335	568,019
Other service fees and commissions	166,932	118,568	300,612	204,804
Equity in loss of Bank of Asheville Mortgage
Company, LLC	-	(2,551)	-	(16,109)
Other	9,979	15,660	19,851	34,169
Total other income	464,591	415,849	872,798	790,883
OTHER EXPENSES:
Salaries and wages	709,874	661,919	1,391,271	1,286,303
Employee benefits	82,860	120,259	214,135	236,771
Occupancy expense, net	122,076	125,051	307,129	249,739
Equipment rentals, depreciation and
maintenance	102,653	119,658	201,375	233,336
Supplies	67,585	65,039	131,858	138,502
Professional fees	74,135	88,122	151,393	160,450
Data processing fees	156,960	135,404	310,948	277,745
FDIC insurance premiums	173,808	25,619	246,212	48,159
Audit, tax and accounting	24,458	12,147	79,622	61,871
Marketing	80,435	70,608	173,122	132,986
(Income) expenses from foreclosed properties	70	40,908	70	41,221
Other	93,962	98,654	177,629	165,897
Total other expenses	1,688,876	1,563,388	3,384,764	3,032,980
INCOME BEFORE INCOME TAXES	637,757	411,867	966,085	1,013,145
INCOME TAX PROVISION	203,888	129,384	308,273	342,525
NET INCOME	$433,869	$282,483	657,812	670,620

EARNINGS PER SHARE:
Basic	$.20	$.13	$.31	$.32
Diluted	$.19	$.12	$.29	$.29

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
NET INCOME	$433,869	$282,483	$657,812	$670,620
OTHER COMPREHENSIVE INCOME
Unrealized holding income (losses) on securities
available for sale	(6,986)	(479,560)	243,677	(117,493)
Tax effect	2,693	184,871	(93,937)	45,294

Unrealized holding gains (losses) on securities
available for sale, net of tax	(4,293)	(294,689)	149,740	(72,199)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(4,293)	(294,689)	149,740	(72,199)

COMPREHENSIVE INCOME (LOSS)	$429,576	$(12,206)	$807,552	$598,421

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2009 and 2008

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2007	2,118,437	$2,118,437	$6,133,773	$6,913,168	$13,861	$15,179,239
Net change in unrealized
losses on securities held for sale					(72,199)	(72,199)
Issuance of common stock pursuant
to the exercise of stock options	1,210	1,210	(1,199)			11
Tax benefit on exercise of non-
qualified stock options			4,628			4,628
Net Income				670,620		670,620
Balance June 30, 2008	2,119,647	$2,119,647	$6,137,202	$7,583,788	$(58,338)	$15,782,299

Balance December 31, 2008	2,125,747	$2,125,747	$6,152,868	$8,214,480	$17,476	$16,510,571
Net change in unrealized
gains on securities held for sale					149,740	149,740
Issuance of common stock pursuant
to the exercise of stock options	20,385	20,385	46,070			66,455
Tax benefit on exercise of non-
qualified stock options			16,581			16,581
Net Income				657,812		657,812
Balance June 30, 2009	2,146,132	$2,146,132	$6,215,519	$8,872,292	$167,216	$17,401,159

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$657,812	$670,620
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	175,464	205,656
Provision for loan losses	475,890	188,125
Premium amortization and discount accretion, net	(15,834)	(13,343)
Deferred income tax provision	(202,424)	(59,551)
Expense from foreclosed properties	-	36,781
(Increase) decrease in accrued interest receivable	(6,643)	99,053
(Increase) decrease in other assets	(50,910)	22,213
Decrease in accrued interest payable	(652)	(8,969)
Increase in other liabilities	243,024	16,835
Net cash provided by operating activities	1,275,727	1,157,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,499,005)	(1,530,893)
Maturities of securities available for sale	2,538,623	2,463,588
Net increase in loans	(9,570,746)	(12,629,811)
FHLB stock purchase	(54,200)	(122,300)
FHLB stock redemption	47,500	-
Additions to premises and equipment	(61,973)	(24,615)
Net cash used in investing activities	(8,599,801)	(11,844,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW Accounts, MMDA
and savings accounts	16,975,858	(1,953,472)
Net increase in time deposits	7,659,382	7,974,644
Issuance of common stock	66,455	11
Proceeds of FHLB advances	1,110,000	2,550,000
Repayment of FHLB advances	(2,110,000)	(500,000)
Tax benefit from exercise of non-qualified stock options	16,581	4,628
Net decrease in short-term borrowing	(4,103,053)	(16,409)
Net cash provided by financing activities	19,615,223	8,059,402

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,291,149	(2,627,209)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,419,778	8,527,456
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,710,927	$5,900,247

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2009 and December 31, 2008, and the consolidated results of their operations for the three and six-month periods ended June 30, 2009 and 2008 and their cash flows for the six-month periods ended June 30 2009 and 2008.  Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The accounting policies followed are set forth in Note 1 to the 2008 Annual Report to Shareholders (Form 10-K) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $30,856,230 and $31,886,835 at June 30, 2009 and December 31, 2008, respectively.

3.
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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

Index

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Weighted average number of
common shares used in
computing basic net income
per share	2,146,132	2,119,461	2,140,937	2,119,209
Effect of dilutive stock options	111,231	160,423	100,807	160,514
Weighted average number of
common shares and dilutive
potential common shares
used in computing diluted net
income per common share	2,257,363	2,279,884	2,241,744	2,279,723

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

Impaired Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan is considered impaired and a specific reserve is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At June 30, 2009 and December

Index

31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2009
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Available-for-sale
securities	-	$22,998,342	-	$22,998,342

Fair Value Measurements at December 31, 2008
Available-for-sale
securities	-	$23,778,449	-	$23,778,449

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2009
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Impaired loans(1)	-	$547,166	$186,053	$733,219

(1) Net of reserves and loans carried at cost.

Fair Value of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008.  These fair values estimates are based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for.  However, given there is no active market or observable market transaction for many of the Company’s financial instruments, the Company has made estimates of many of these fair values, which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significant affect the estimated values.  The fair value estimates are determined in accordance with SFAS 157.

Index

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(In thousands)
Assets:
Cash and cash equivalents	$16,711	$16,711	$4,420	$4,420
Investment securities	22,998	22,998	23,778	23,778
Federal Home Loan Bank stock	592	592	586	586
Loans, net	177,767	180,108	168,710	171,856
Interest receivable	1,037	1,037	1,030	1,030
Bank owned life insurance	273	273	225	225

Liabilities:
Demand deposits, NOW accounts,
money market accounts, savings	91,170	91,170	74,195	74,195
Time deposits	104,279	104,699	96,619	97,039
Short-term borrowings	4,816	4,937	5,919	5,919
Interest payable	564	564	565	565
Long-term debt	4,124	4,124	8,124	8,297

Cash and Cash Equivalents, Accrued Interest Receivable, and Accrued Interest Payable - The carrying amounts approximate their fair value because of the short maturity of these financial instruments.

Investment Securities - Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing modes or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.    The carrying value of Federal Home Loan Bank stock approximates fair value based on the historic redemption policies and practices of the Federal Home Loan Bank.

Loans - Fair value of loans are estimated based on discounted expected cash flows.  These cash flows include assumptions for prepayment estimates over the loans remaining life, considerations for the current interest rate environment compared to the weighted average rate of each portfolio credit, a credit risk component based on historical and expected performance of each portfolio.

Bank Owned Life Insurance – Fair value of bank owned life insurance is based upon quoted prices of underlying investments, if available.  If quoted prices are not available, fair values are measured using independent pricing modes or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Index

Short-term borrowings and long-term debt – The fair values are based on discounting expected cash flows at the interest rate for debt with same or similar remaining maturities and collateral requirements.

INVESTMENT PORTFOLIO

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2009 are as follows:

Available-for-sale securities consist of the following at June 30, 2009:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Type and Maturity Group

Mortgage-backed securities -
Within 1 year	$622,787	$49	$(991)	$621,845

Mortgage-backed securities due -
Within 1 to 5 years	1,477,809	25,785	-	1,503,594
Municipal bonds due -
Within 1 to 5 years	1,554,445	56,789	-	1,611,234
Total due within 1 to 5 years	3,032,254	82,574	-	3,114,828

U.S. Government agencies due -
Within 5 to 10 years	2,503,749	83,941	-	2,587,690
Mortgage-backed securities due -
Within 5 to 10 years	833,471	30,889	-	864,360
Municipal bonds due -
Within 5 to 10 years	513,210	3,936	-	517,146
Total due within 5 to 10 years	3,850,430	118,766	-	3,969,196

Mortgage-backed securities due -
after 10 years	7,713,109	292,222	-	8,005,331
Municipal bonds due -
after 10 years	7,507,645	23,401	(243,904)	7,287,142
Total due after years	15,220,754	315,623	(243,904)	15,292,473

Total at June 30, 2009	$22,726,225	$517,012	$(244,895)	$22,998,342

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.  These investments represent securities that the Company has the positive intent and ability to hold to maturity.  The unrealized losses on investment securities as of June 30, 2009 are a result of volatility in the market during 2009 and relate to 15 Municipal bonds and two Mortgage-backed securities.  All unrealized losses on investment securities resulted from changes in interest rates and are considered by management to be temporary given the credit ratings on these investment securities, the duration of the unrealized loss, and our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value.  Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to

Index

sell any of its investment securities before unrealized losses have been recovered, and the company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Mortgage-backed securities	$396,063	$(991)	$-	$-	$396,063	$(991)
Municipal bonds	3,082,203	(73,820)	2,401,805	(170,084)	5,484,008	(243,904)

Total temporarily impaired
securities	$3,478,266	$(74,811)	$2,401,805	$(170,084)	$5,880,071	$(244,895)

The aggregate cost of the Company’s cost method investment, Federal Home Loan Bank stock, totaled $592,300 at June 30, 2009.  The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired).  The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.

5.
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 11, 2009, the date the financial statements were issued.

6.
In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements,” when the volume and level of activity for assets or liabilities have significantly decreased. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this FSP did not have material effect on its financial position and results of operations.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 115-2 and FAS 124-2 amended Other-Than-Temporary Impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of other-than-temporary impairment is the difference between a security’s amortized cost basis and  fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this FSP did not have a material effect on its financial position and results of operations.

Index

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adoption of this FSP did not have a material effect on its financial position and results of operations.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events.”  This statement sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued).  The effective date is for interim and annual periods ending after June 15, 2009. The adoption of this FAS did not have a material effect on its financial position and results of operations.

In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.”  This statement, which is a revision to SFAS No. 140, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  SFAS 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Company does not anticipate the adoption of this FSP as of January 1, 2010 to have a material effect on its financial position and results of operations.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This statement, which is a revision to FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  SFAS 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The Company does not anticipate the adoption of this statement as of January 1, 2010 to have a material effect on its financial position and results of operations.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  This statement is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009.  The Company does not anticipate the adoption of this statement as of September 30, 2009 to have a material effect on its financial position and results of operations.

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

EXECUTIVE OVERVIEW

During 2009, the Company continued its focus on asset quality, liquidity and core deposit growth.  Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality.  While there was an increase in non-performing assets, overall asset quality remained strong during the period.  Non-performing assets totaled $3,263,263 at June 30, 2009 compared to $1,987,328 at March 31, 2009 and $521,108 at December 31, 2008.  Net charge-offs for the period totaled $158,363 compared to $25,865 for the six-month period ended June 30, 2008.  Loans outstanding grew by 5.47% to $180,614,075 compared to December 31, 2008.  Deposits increased 14.42% to $195,449,346.  The increase was attributable to marketing campaigns, sales calls efforts and product development.

Net interest income increased by 21.83% during the three-month period due to growth in net earning assets.  As a result of loan growth, net charge-offs and a continued deterioration in the national and regional economic conditions, the Company added $221,310 to allowance for loan losses compared to $150,680 during the comparable period in 2008.  Other non-interest income for the June 30, 2009 and 2008 quarters totaled $464,591 and $415,849, respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $5,102 during the second quarter of 2008 of which $2,551 was the Company’s portion.  Non-interest expenses increased from $1,563,388 to $1,688,876 or 8.03%.  The increase was primarily attributable to operating expenses associated with personnel and data processing fees, FDIC insurance premiums and marketing expenses incurred to support loan and deposit servicing and growth.

Net income totaled $433,869 and $282,483 for the quarters ended June 30, 2009 and 2008, respectively – an increase of 53.59%.

Index

The Company’s net interest income increased by 14.83% during the six-month period due to growth in net earnings assets.  As a result of loan growth, net charge-offs and a continued deterioration in the national and regional economic conditions, the Company added $475,890 to the loan loss reserve compared to $188,125 during the comparable period in 2008.  Other non-interest income for the June 30, 2009 and 2008 periods totaled $872,798 and $790,883 respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $32,218 during the six month period of 2008 of which $16,109 was the Company’s portion.  Non-interest expenses increased from $3,032,980 to $3,384,764 or 11.60%.  The increase was primarily attributable to operating expenses associated with personnel, data processing fees, FDIC insurance premiums and marketing expenses incurred to support loan and deposit servicing and growth.

Net income totaled $657,812 and $670,620 for the periods ended June 30, 2009 and 2008, respectively – a decrease of 1.91%

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2009 COMPARED TO DECEMBER 31, 2008

During the period from December 31, 2008 to June 30, 2009, total assets increased $20,665,147 or 10.19%.  This increase, reflected primarily in the cash and cash equivalents and loans, resulted from an increase in deposits.

Securities and interest-bearing balances with other financial institutions at June 30, 2009 totaled $34,778,706 compared to $23,997,361 at December 31, 2008.  Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $592,300.

At June 30, 2009, the loan portfolio constituted 80.80% of the Company’s total assets.  Loans increased $9,374,383 from December 31, 2008 to June 30, 2009 or 5.47%.  Continued growth in real estate secured lending resulted in the majority of the growth.  Management places a strong emphasis on loan quality.

The recorded investment in loans that are considered to be impaired in accordance with SFAS No. 114 was $3,007,369, $192,101, and $349,976 at June 30, 2009 and 2008, and December 31, 2008, respectively.  The average recorded balance of impaired loans for the six months ended June 30, 2009 and 2008 totaled $1,861,357 and $203,648, respectively and $195,935 for the year ended December 31, 2008.  The related allowance for loan losses determined for impaired loans was $80,930, none and none at June 30, 2009 and 2008, and December 31, 2008 respectively.  For the six-month periods ended June 30, 2009 and 2008, Weststar recognized interest income from impaired loans of approximately $20,115 and none, respectively.  See “Asset Quality” for discussion for an analysis of loan loss reserves.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of an obligor to continue to comply with repayment terms, because of the obligor’s potential operating or financial difficulties.  Management monitors these loans closely and reviews their performance on a regular basis.  These loans do not meet the standards for, and are therefore not included in, nonperforming assets.  At June 30, 2009, the Company identified 2 potential problem loans totaling $838,062 as compared one loan totaling $400,756 at December 31, 2008.  Potential problem loans at June 30, 2009 and December 31, 2008 were from the Company’s commercial real estate segment of the loan portfolio.

Deposits increased $24,635,240 during the six months ended June 30, 2009.  The increase in deposits was primarily attributable to growth in NOW and time deposit accounts.  In an effort to increase core deposits, during 2008, the Company introduced a new NOW account, eZchecking, which pays an above market interest rate on balances up to $25,000.  Qualifiers for the account included a minimum of 10 debit card transactions, one direct

Index

deposit and receipt of electronic statement each month.  The Company earns interchange revenue from debit card usage and can deliver electronic statements more efficiently than through standard U.S. mail; these two factors effectively minimize the cost of funds on the product.  At June 30, 2009, the Company had 1,339 eZchecking accounts totaling $19,514,855 compared to 789 accounts totaling $9,283,769 at December 31, 2008.  Other increases in NOW accounts resulted from fluctuation in Interest on Lawyers Trust Accounts (commonly referred to as IOLTA), primarily escrow accounts for real estate transactions, which increased from $1,521,560 at December 31, 2008 to $3,497,462 at June 30, 2009, and general growth in other NOW accounts.  Time deposits grew from $96,619,476 to $104,278,858 or 7.93%.  Growth in time deposits stemmed from interest-rate sensitive customers choosing to lock in fixed rates to protect themselves from further interest rate declines as well as customers choosing to transfer funds from the stock market into FDIC insured fixed rate time deposit accounts.  Demand, money market and savings accounts increased by $4,075,319 during the period.  The increase was primarily attributable to a single customer deposit in excess of $4 million.  These funds are temporary and are expected to be depleted over the next six months.

Short-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000 and securities sold under agreements to repurchase in the amount of $816,087.  The interest rate on the FHLB advance was 5.01% and matures on March 23, 2010.  Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.  Securities sold under agreements to repurchase bear a variable rate of interest and mature daily.  At June 30, 2009, the rate on these borrowings was .25%.

Long-term borrowings consisted of trust preferred securities totaling $4,124,000.  The trust preferred securities bear a rate of LIBOR plus 315 basis points (4.28% at June 30, 2009) and pay dividends quarterly.  The rate is subject to quarterly resets.  The trust preferred securities mature October 7, 2033, and became callable on or after October 7, 2008.  All of the trust preferred securities were eligible for inclusion as Tier I capital.  The Company continues to use the capital to support growth and branch expansion.

The Company’s capital at June 30, 2009 to risk weighted assets totaled 12.61%.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of June 30, 2009, the Company’s capital exceeded the current regulatory capital requirements, and is categorized as well-capitalized under regulatory requirements.

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2009 totaled $2,083,352 compared to $1,710,086 in 2008.  The increase was attributable to growth in net earning assets.  The Company’s net interest margin was approximately 3.93% and 3.97% for the quarters ended June 30, 2009 and 2008, respectively.

Weststar recorded a provision for loan losses of $221,310 and $150,680 for the quarters ended June 30, 2009 and 2008, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the June 30, 2009 and 2008 quarters totaled $464,591 and $415,849, respectively.  The increase in other income primarily reflects increased fees from debit/credit card interchange transactions and fees from the origination of mortgage loans at the Bank level.  Interchange revenue increased from $73,496 to $87,152 for the periods ended June 30, 2008 and 2009, respectively; fees from the originations of mortgage loans

Index

produced $51,308 during 2009 compared to $22,996 during 2008.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $5,102 during the June 2008 quarter, of which $2,551 was the Company’s portion.  Other income decreased from $15,660 during 2008 to $9,979 during 2009.  The decrease primarily reflects lower revenue earned from balances maintained at a correspondent bank.

Other non-interest expense totaled $1,688,876 compared to $1,563,388 in 2008.  The increase was primarily attributable to personnel and overhead incurred to support loan and deposit servicing and growth and increased FDIC insurance premiums. Occupancy expense remained relatively flat at $122,076.  Equipment expenses decreased by $17,005 primarily as a result of lower amounts of depreciation.  Data processing fees increased by $21,556 as a result of growth in loans and deposits.  FDIC insurance premiums increased from $25,619 to $173,808 in 2009 as a result of increased premium rates, which increased from an annualized 5 cents per $100 of deposits for the June 30, 2008 quarter to an estimated annualized 12.89 cents per $100 for the June 30, 2009 quarter and as a result of a 5 basis point special assessment, which totaled approximately $101,000.  As a result of banking failures during 2008 and projected failures during 2009, the FDIC increased the premium to ensure adequate funding for the depository insurance fund.  FDIC’s Treasury borrowing authority was increased to $100 billion, which allowed the agency to cut its planned assessment from 20 to 5 basis points for institutions as well capitalized as Bank of Asheville.  The FDIC reserves the right to impose another special assessment in subsequent quarters up to a maximum of 5 basis points of assets less Tier 1 capital, which could have a significant impact on the results of operations of the Company for 2009.  Based on current assets less Tier 1 capital, the assessment would be approximately $101,000.  Marketing expenses increased from $70,608 to $80,435, which reflects increased marketing efforts for products and services.  Expenses from the foreclosures of properties decreased from $40,098 during 2008 to $70 during 2009.  The decrease reflects the levels of foreclosure related activities.  Other expenses totaled $93,962 in 2009 compared to $98,654 in 2008.  Income before income tax provision totaled $637,757 and $411,867 for the quarters ended June 30, 2009 and 2008, respectively.  Income tax provision totaled $203,888 and $129,384 for the quarters ended June 30, 2009 and 2008, respectively, which equated to an effective tax rate of 31.97% and 31.41%, respectively.  Net income totaled $433,869 and $282,483 for the quarters ended June 30, 2009 and 2008, respectively.

Other comprehensive loss totaled $4,293 and $294,689 in 2009 and 2008, respectively.  Comprehensive income (loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $429,576 and ($12,206) for the quarters ended June 30, 2009 and 2008, respectively.

COMPARATIVE SIX MONTHS

Net interest income for the six-month period June 30, 2009 totaled $3,953,941 compared to $3,443,367 in 2008.  The increase was attributable to growth in net earning assets.  The Company’s net interest margin was approximately 3.85% and 4.02% for the six months ended June 30, 2009 and 2008, respectively.

Weststar recorded a provision for loan losses of $475,890 and $188,125 for the six months ended June 30, 2009 and 2008, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the June 30, 2009 and 2008 quarters totaled $872,798 and $790,883, respectively.  The increase in other income primarily reflects increased fees from debit/credit card interchange transactions and fees from the origination of mortgage loans at the Bank level.  Interchange revenue increased from $137,058 to $160,628 for the periods ended June 30, 2008 and 2009, respectively; fees from the originations of mortgage loans produced $87,850 during 2009 compared to $22,996 during 2008.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $32,218 during the June 2008

Index

period, of which $16,109 was the Company’s portion.  Other income decreased from $34,169 during 2008 to $19,851 during 2009.  The decrease primarily reflects lower revenue earned from balances maintained at a correspondent banks.

Other non-interest expense totaled $3,384,764 compared to $3,032,980 in 2008.  The increase was primarily attributable to personnel and overhead incurred to support loan and deposit servicing and growth and increased FDIC insurance premiums. Occupancy expense increased by $57,390 to $307,129 primarily as a result of a finder’s fee paid to secure a permanent branch location.  Equipment expenses decreased by $31,961 primarily as a result of lower amounts of depreciation.  Professional fees remained relatively flat at $151,393.  Data processing fees increased by $33,203 as a result of growth in loans and deposits.  FDIC insurance premiums increased from $48,159 to $246,212 in 2009 as a result of increased premium rates, which increased from an annualized 5 cents per $100 of deposits for the June 30, 2008 period to an estimated annualized 12.84 cents per $100 for the June 30, 2009 period and as a result of a 5 basis point special assessment during the second quarter.  As a result of banking failures during 2008 and projected failures during 2009, the FDIC increased the premium to ensure adequate funding for the depository insurance fund.  FDIC’s Treasury borrowing authority was increased to $100 billion, which allowed the agency to cut its planned assessment from 20 to 5 basis points for institutions as well capitalized as Bank of Asheville.  The FDIC reserves the right to impose another special assessment in subsequent quarters up to a maximum of 5 basis points of assets less Tier 1 capital, which could have a significant impact on the results of operations of the Company for 2009.  Based on current assets less Tier 1 capital, the assessment would be approximately $101,000.  Marketing expenses increased from $132,986 to $173,122, which reflects increased marketing efforts for products and services.  Expenses from the foreclosures of properties decreased from $41,221 during 2008 to $70 during 2009.  The decrease reflects the levels of foreclosure related activities.  Other expenses totaled $177,629 in 2009 compared to $165,897 in 2008.  Income before income tax provision totaled $966,085 and $1,013,145 for the periods ended June 30, 2009 and 2008, respectively.  Income tax provision totaled $308,273 and $342,525 for the periods ended June 30, 2009 and 2008, respectively, which equated to an effective tax rate of 31.91% and 33.81%, respectively.  The decrease in the effective tax rate was primarily attributable to higher relative tax-exempt income to total income in 2009.  Net income totaled $657,812 and $670,620 for the periods ended June 30, 2009 and 2008, respectively.

Other comprehensive income (loss) totaled $149,740 and $(72,199) in 2009 and 2008, respectively.  Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $807,552 and $598,421 for the periods ended June 30, 2009 and 2008, respectively.

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

Index

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

Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on its analysis, the Company believes that its balance sheet is slightly liability-sensitive; meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Because a significant portion of the Company’s deposits are either variable rate or have short-term maturities, they reprice more rapidly than rate sensitive interest-earnings assets. During periods of rising rates, this results in decreased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2009, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

	TERMS TO REPRICING AT JUNE 30, 2009
	1-90 Days	91-180 Days	181-365 Days	Total One	Non-	Total
				Year Sensitive
Interest-earning assets:
Interest bearing deposits	$11,780,364			$11,780,364		$11,780,364
Investment securities	406,809	$410,732	$596,518	1,414,059	$21,312,166	22,726,225
Federal Home Loan Bank
stock	592,300	-	-	592,300	-	592,300
Loans (1)	132,853,812	7,118,096	11,839,030	151,810,938	28,803,137	180,614,075
Total Interest-earning assets	145,633,285	7,528,828	12,435,548	165,597,661	50,115,303	215,712,964

Interest-bearing liabilities:
Time deposits	46,482,244	24,680,053	32,465,890	103,628,187	650,671	104,278,858
All other deposits	63,038,037	-	-	63,038,037	-	63,038,037
Short-term debt	816,087	-	4,000,000	4,816,087	-	4,816,087
Long-term debt	4,124,000	-	-	4,124,000	-	4,124,000
Total interest-bearing liabilities	114,460,368	24,680,053	36,465,890	175,606,311	650,671	176,256,982

Interest sensitivity gap	$31,172,917	$(17,151,225)	$(24,030,342)	$(10,008,650)	$49,464,632
Cumulative interest sensitivity
Gap	$31,172,917	$14,021,692	$(10,008,650)
Interest-earning assets as
A percent of interest sensitive
liabilities*	127.2%	30.5%	34.1%	94.3%

*Percentages shown are not cumulative.

Weststar has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities for the total one year horizon.

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

Index

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at June 30, 2009 and 2008, and December 31, 2008 was $2,847,508, $2,252,385 and $2,529,981 or 1.58%, 1.52% and 1.48%, respectively, of gross loans outstanding.   The ratio of net charge-offs to average loans outstanding was .18%, .04% and .18% during the periods ended June 30, 2009 and 2008, and December 31, 2008, respectively.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the six months ended June 30, 2009 and 2008, and for the year ended December 31, 2008.

Summary of Allowance for Loan Losses

	For the six months		For the year ended
	Ended June 30,		December 31,
	2009	2008	2008
Balance, beginning of period	$2,529,981	$2,090,125	$2,090,125
Charge-offs:
Commercial, financial and agricultural	(117,754)	-	(203,524)
Real Estate:
Construction	-	-	-
Mortgage	(30,000)	-	-
Consumer	(31,242)	(46,811)	(116,409)
Total charge-offs	(178,996)	(46,811)	(319,933)
Recoveries
Commercial, financial, and agricultural	-	2,568	13,415
Real Estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	20,633	18,378	35,089
Total Recoveries	20,633	20,946	48,504
Net (charge-offs) recoveries	(158,363)	(25,865)	(271,429)
Provision charged to operations	475,890	188,125	711,285
Balance, end of period	$2,847,508	$2,252,385	$2,529,981

Percentage of net charge-offs to
Average loans	.18%	.04%	.18%
Percentage of allowance to
Period-end loans	1.58%	1.52%	1.48%

Index

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

Nonaccrual and restructured loans increased from $316,102 at December 31, 2008 to $3,020,257 at June 30, 2009.  Current non-accrual loans represent 14 loans with nine customers; restructured loans represent eight loans with six customers.  Although some of the customers have resumed payments, management has continued to classify the relationships until such time as the borrowers demonstrate a consistent and consecutive payment history.  Lost interest on nonaccrual loans amounted to $39,453 during 2009.  Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  During the first half of 2009, management continued its in-depth underwriting analysis, training and loan monitoring.  Management continued its engagement of third party loan review services to supplement and validate overall loan review analytics and portfolio risk assessments.  Based upon this analysis, management believes the allowance is adequate to support current loans outstanding.

The following table identifies management’s specific allocation of the allowance for loan losses for impaired loans.

Impaired loans without a related allowance	$2,193,220
Impaired loans with a related allowance for loan losses	814,149
Total impaired loans	$3,007,369
Allowance for loan loss related to impaired loans	$80,930

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

	June 30, 2009		December 31, 2008
	Amount of	Percent of	Amount of	Percent of
	Allowance	Total Loans	Allowance	Total Loans

TYPE OF LOAN:
Real Estate	$2,254,481	84%	$2,001,660	82%
Commercial and industrial
loans	514,256	15%	465,388	16%
Consumer	78,771	1%	50,786	2%
Unallocated	-	-	12,147	-
Total Allowance	$2,847,508	100%	$2,529,981	100%

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
	(Dollars in Thousands)
As of June 30, 2009
Total Capital (to Risk Weighted
Assets)
Consolidated	$23,577	12.61%	$14,956	8.00%	$18,695	10.00%
Bank	$22,382	11.99%	$14,936	8.00%	$18,670	10.00%

Tier 1 Capital (to Risk Weighted
Assets)
Consolidated	$21,234	11.36%	$7,478	4.00%	$11,217	6.00%
Bank	$20,042	10.73%	$7,468	4.00%	$11,202	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$21,234	9.78%	$8,688	4.00%	$10,859	5.00%
Bank	$20,042	9.24%	$8,678	4.00%	$10,847	5.00%

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

As of June 30, 2009 liquid assets (cash and due from banks and interest-earning bank deposits) were approximately $16.7 million, which represents 7.48% of total assets and 8.55% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $20.3 million; and unpledged investment securities of $20.2 million. At June 30, 2009, outstanding commitments to extend credit and available lines of credit were $30.9 million. The Company has the ability to access brokered deposits and Certificate of Deposit Account Registry Service, more commonly referred to as CDARS, for additional liquidity, but does not currently have any of either in its certificates of deposit portfolio.  Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Index

Certificates of deposit represented approximately 53.35% of Weststar’s total deposits at June 30, 2009. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 13.71% of the Company’s total deposits at June 30, 2009.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

Index

Part II.               OTHER INFORMATION

Item 4.               Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 28, 2009.  Of the 2,146,104 shares entitled to vote at the meeting, 1,886,290 or 87.89% voted.  The following matters were voted on at the meeting:

Proposal #1	For	Withheld
M. David Cogburn, M.D.	1,871,843	14,447
Steven D. Cogburn	1,738,729	147,561
Stephen L. Pignatiello	1,813,879	72,411
Laura A. Webb	1,871,843	14,447

In addition, the following directors’ terms continued after the annual meeting: W. Edward Anderson, G. Gordon Greenwood, Patricia P. Grimes, Darryl J. Hart, Carol L. King and David N. Wilcox.

Proposal #2	For	Against	Abstain	Broker Nonvote
Dixon Hughes PLLC	1,877,924	756	7,610	0

Item 5.	Other Information
(a)	None.
(b)	None.

Item 6.	Exhibits

(a)	Exhibits.

31.1–	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2–	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1–	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2–	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: August 11, 2009	By:	/s/ G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: August 11, 2009	By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer