Form 10-Q
period 2009-09-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2009-11-13
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $1.00 par value – 2,147,132 shares outstanding as of November 12, 2009.

Index

Part I.	FINANCIAL INFORMATION

Item I.	Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2009	2008*
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$3,585,203	$4,200,866
Interest-bearing deposits	9,030,999	218,912
Total cash and cash equivalents	12,616,202	4,419,778
Investment securities- available for sale, at fair value
(amortized cost of $21,640,438 and $23,750,009, at
September 30, 2009 and December 31, 2008, respectively)	22,414,711	23,778,449
Loans	185,441,835	171,239,692
Allowance for loan losses	(3,519,884)	(2,529,981)
Net loans	181,921,951	168,709,711
Premises and equipment, net	2,489,124	2,652,007
Accrued interest receivable	1,161,549	1,030,460
Federal Home Loan Bank stock, at cost	592,300	585,600
Deferred income taxes	1,031,054	810,921
Foreclosed properties	636,219	205,006
Other assets	724,352	667,040

TOTAL	$223,587,462	$202,858,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$23,971,160	$22,251,288
NOW accounts	38,885,373	18,319,836
Money market accounts	30,421,234	31,416,333
Savings	2,277,461	2,207,173
Time deposits of $100,000 or more	22,859,848	26,799,682
Other time deposits	77,340,981	69,819,794
Total deposits	195,756,057	170,814,106
Short-term borrowings	4,429,141	5,919,140
Accrued interest payable	389,638	565,105
Other liabilities	1,043,169	926,050
Long-term debt	4,124,000	8,124,000
Total liabilities	205,742,005	186,348,401

SHAREHOLDERS’ EQUITY:
Preferred stock, authorized $1,000,000 shares;
No shares issued and outstanding	-	-
Common stock, $1 par value, authorized- 9,000,000 shares;
outstanding shares- and 2,147,132 at September 30, 2009
and 2,125,747 at December 31, 2008, respectively	2,147,132	2,125,747
Additional paid-in capital	6,218,619	6,152,868
Retained earnings	9,003,915	8,214,480
Accumulated other comprehensive income	475,791	17,476
Total shareholders’ equity	17,845,457	16,510,571
Total	$223,587,462	$202,858,972

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$2,941,802	$2,780,707	$8,701,003	$8,096,225
Federal funds sold	53	3,416	1,185	44,592
Interest-bearing deposits	6,790	336	10,795	1,552
Investments:
Taxable interest income	162,448	196,594	511,521	625,533
Nontaxable interest income	95,373	91,704	282,230	266,425
Corporate dividends	1,242	7,451	1,242	21,672
Total interest income	3,207,708	3,080,208	9,507,976	9,055,999
INTEREST EXPENSE:
Time deposits of $100,000 or more	170,615	271,069	619,427	930,663
Other time and savings deposits	781,818	791,346	2,483,581	2,412,338
Short-term borrowings	51,074	5,661	111,188	17,478
Long-term debt	39,065	112,921	174,703	352,942
Total interest expense	1,042,572	1,180,997	3,388,899	3,713,421
NET INTEREST INCOME	2,165,136	1,899,211	6,119,077	5,342,578
PROVISION FOR LOAN LOSSES	869,015	320,635	1,344,905	508,760
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,296,121	1,578,576	4,774,173	4,833,818
OTHER INCOME:
Services charges on deposit accounts	306,610	291,527	858,945	859,546
Other service fees and commissions	146,009	119,278	446,621	324,082
Equity in income (loss) of Bank of Asheville Mortgage
Company, LLC	-	814	-	(15,295)
Other	10,847	13,999	30,698	48,168
Total other income	463,466	425,618	1,336,264	1,216,501
OTHER EXPENSES:
Salaries and wages	703,476	659,449	2,094,747	1,945,752
Employee benefits	84,483	125,736	298,618	362,507
Occupancy expense, net	124,016	120,455	431,145	370,194
Equipment rentals, depreciation and
maintenance	86,420	95,626	287,795	328,962
Supplies	64,901	57,850	196,759	196,352
Professional fees	102,789	75,398	254,182	224,730
Data processing fees	168,761	134,019	479,709	411,764
FDIC insurance premiums	76,968	23,987	323,180	72,146
Audit, tax and accounting	24,219	12,070	103,841	85,059
Marketing	65,431	86,569	238,553	219,555
Expenses from foreclosed properties	20,343	1,523	20,413	42,744
Other	94,471	85,699	272,100	251,596
Total other expenses	1,616,278	1,478,381	5,001,042	4,511,361
INCOME BEFORE INCOME TAXES	143,309	525,813	1,109,394	1,538,958
INCOME TAX PROVISION	11,686	176,809	319,959	519,334
NET INCOME	$131,623	$349,004	789,435	1,019,624

EARNINGS PER SHARE:
Basic	$.06	$.16	$.37	$.48
Diluted	$.06	$.15	$.35	$.45

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

NET INCOME	$131,623	$349,004	$789,435	$1,019,624
OTHER COMPREHENSIVE INCOME
Unrealized holding income (losses) on securities
available for sale	502,156	(590,969)	745,833	(708,462)
Tax effect	(193,581)	227,818	(287,518)	273,112

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	308,575	(363,151)	458,315	(435,350)

COMPREHENSIVE INCOME (LOSS)	$440,198	$(14,147)	$1,247,750	$584,274

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2009 and 2008

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance December 31, 2007	2,118,437	$2,118,437	$6,133,773	$6,913,168	$13,861	$15,179,239
Net change in unrealized
losses on securities held for sale	-	-	-	-	(435,350)	(435,350)
Issuance of common stock pursuant
to the exercise of stock options	5,810	5,810	9,197	-	-	15,007
Tax benefit on exercise of nonqualified
stock options	-	-	4,628	-	-	4,628
Net Income	-	-	-	1,019,624	-	1,019,624
Balance September 30, 2008	2,124,247	$2,124,247	$6,147,598	$7,932,792	$(421,489)	$15,783,148

Balance December 31, 2008	2,125,747	$2,125,747	$6,152,868	$8,214,480	$17,476	$16,510,571

Net change in unrealized
gains on securities held for sale	-	-	-	-	458,315	458,315
Issuance of common stock pursuant
to the exercise of stock options	21,385	21,385	48,330	-	-	69,715
Tax benefit on exercise of non-
qualified stock options	-	-	17,421	-	-	17,421
Net Income	-	-	789,435	-	789,435
Balance September 30, 2009	2,147,132	$2,147,132	$6,218,619	$9,003,915	$475,791	$17,845,457

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$789,435	$1,019,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	248,978	289,812
Provision for loan losses	1,344,905	508,760
Premium amortization and discount accretion, net	(24,641)	(18,408)
Deferred income tax provision	(507,651)	(197,077)
Expense from foreclosed properties	17,809	36,781
(Increase) decrease in accrued interest receivable	(131,089)	51,576
(Increase) decrease in other assets	(57,312)	122,793
Decrease in accrued interest payable	(175,467)	(97,340)
Increase in other liabilities	117,119	145,217
Net cash provided by operating activities	1,622,086	1,861,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,597,260)	(1,530,893)
Maturities of securities available for sale	3,731,472	3,272,839
Net increase in loans	(15,026,358)	(22,470,684)
FHLB stock purchase	(54,200)	(122,300)
FHLB stock redemption	47,500	-
Proceeds from the sales of foreclosed properties	20,191	60,300
Additions to premises and equipment	(86,095)	(44,774)
Net cash used in investing activities	(12,964,750)	(20,835,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW Accounts, MMDA and savings accounts	21,360,598	3,260,518
Net increase in time deposits	3,581,353	14,067,952
Issuance of common stock	69,715	15,007
Proceeds of FHLB advances	1,110,000	2,550,000
Repayment of FHLB advances	(2,110,000)	(2,550,000)
Tax benefit from exercise of non-qualified stock options	17,421	4,628
Net increase (decrease) in short-term borrowing	(4,489,999)	834,808
Net cash provided by financing activities	19,539,088	18,182,913

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,196,424	(790,861)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,419,778	8,527,456
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,616,202	$7,736,595

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2009 and December 31, 2008, and the consolidated results of their operations for the three and nine-month periods ended September 30, 2009 and 2008 and their cash flows for the nine-month periods ended September 30 2009 and 2008.  Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The accounting policies followed are set forth in Note 1 to the 2008 Annual Report to Shareholders (Form 10-K) on file with the Securities and Exchange Commission.

2.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $26,826,955 and $31,886,835 at September 30, 2009 and December 31, 2008, respectively.

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

Index

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Weighted average number of common shares used in computing basic net income per share	2,146,817	2,122,147	2,142,534	2,120,195
Effect of dilutive stock options	97,212	151,241	99,464	157,877
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	2,244,029	2,273,388	2,241,998	2,278,072

4.
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

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing modes or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities included those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities included mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Impaired Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan is considered impaired and a specific reserve is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, the fair value is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At September 30, 2009 and December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  For impaired loans,  an allowance is established

Index

based on the fair value of collateral within the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Properties
Other real estate owned by the Company resulting from foreclosures is estimated at the fair value of the collateral based on a current appraised value is recorded as a Level 2.  If no current appraisal is available, other management estimates are utilized, and the asset is recorded as a Level 3.  At September 30, 2009 and December 31, 2008, no foreclosures were carried at fair value.

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value

Available-for-sale
securities	-	$22,414,711	-	$22,414,711

	Fair Value Measurements at December 31, 2008
Available-for-sale
securities	-	$23,778,449	-	$23,778,449

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value

Impaired loans(1)	-	$3,758,601	$156,723	$3,915,325

(1) Net of deferred fees/costs, reserves and loans carried at cost.

Fair Value of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008.  These fair values estimates are based on relevant market information and information about the financial instruments.  Fair value estimates are intended to

Index

represent the price an asset could be sold at or the price a liability could be settled for.  However, given there is no active market or observable market transaction for many of the Company’s financial instruments, the Company has made estimates of many of these fair values, which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

	September 30, 2009		December 31, 2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Assets:
Cash and cash equivalents	$12,616	$12,616	$4,420	$4,420
Investment securities	22,415	22,415	23,778	23,778
Federal Home Loan Bank stock	592	592	586	586
Loans, net	181,922	184,066	168,710	171,856
Interest receivable	1,162	1,162	1,030	1,030
Bank owned life insurance	312	312	225	225

Liabilities:
Demand deposits, NOW accounts,money market accounts, savings	95,555	95,555	74,195	74,195
Time deposits	100,201	100,443	96,619	97,039
Short-term borrowings	4,429	4,515	5,919	5,919
Interest payable	390	390	565	565
Long-term debt	4,124	4,041	8,124	8,297

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

Index

cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings and long-term debt – The fair values are based on discounting expected cash flows at the interest rate for debt with same or similar remaining maturities and collateral requirements.

INVESTMENT PORTFOLIO

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2009 are as follows:

Available-for-sale securities consist of the following at September 30, 2009:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type and Maturity Group

Residential mortgage-backed
securities --
Within 1 year	$507,574	$-	$(532)	$507,042

Residential mortgage-backed
securities due -
Within 1 to 5 years	1,321,967	30,322	-	1,352,289
Municipal bonds due –
Within 1 to 5 years	1,551,887	67,095	-	1,618,982
Total due within 1 to 5 years	2,873,854	97,417	-	2,971,271

U.S. Government agencies due -
Within 5 to 10 years	2,370,806	169,263	-	2,540,069

Residential mortgage-backed
securities due -
Within 5 to 10 years	773,313	42,702	-	816,015

Municipal bonds due –
Within 5 to 10 years	716,364	10,746	-	727,110
Total due within 5 to 10 years	3,860,483	222,711	-	4,083,194

Residential mortgage-backed
securities due -
after 10 years	6,997,524	367,250	-	7,364,774
Municipal bonds due –
after 10 years	7,401,003	152,109	(64,682)	7,488,430
Total due after years	14,398,527	519,359	(64,682)	14,853,204

Total at September 30, 2009	$21,640,438	$839,487	$(65,214)	$22,414,711

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at

Index

September 30, 2009.  These investments represent securities that the Company has the positive intent and ability to hold to maturity.  The unrealized losses on investment securities as of September 30, 2009 are a result of volatility in the market during 2009 and relate to three Municipal bonds and two Mortgage-backed securities.  All unrealized losses on investment securities resulted from changes in interest rates and are considered by management to be temporary given the credit ratings on these investment securities, the duration of the unrealized loss, and our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value.  Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Securities available for sale:
Residential mortgage-backed
securities	$278,884	$(532)	$-	$-	$278,884	$(532)
Municipal bonds	-	-	1,422,689	(64,682)	1,422,689	(64,682)

Total temporarily impaired
securities	$278,884	$(532)	$1,422,689	$(64,682)	$1,701,573	$(65,214)

The aggregate cost of the Company’s cost method investment, Federal Home Loan Bank - Atlanta stock, totaled $592,300 at September 30, 2009.  The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired).  The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.

5.
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 12, 2009, the date the financial statements were issued.

6.
An update to FASB Staff Position (“FSP”) Accounting Standards Code (“ASC”) ASC 820, “Determining Fair Value,” was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  This position provides guidelines for making fair value measurements when the volume and level of activity for assets or liabilities have significantly decreased. The update addresses determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. In such cases, management would use valuation techniques such as market approach, income approach or cost approach or a weighted probably of each to determine the fair value.  The adoption of this new guidance did not have material effect on its financial position and results of operations.

An update to FSP ASC 320, “Investments in Debt and Equity Securities,” was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The update provides further guidance on Other-Than-Temporary Impairment and effects improved presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. This amendment is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components

Index

of impaired debt securities that are not expected to be sold. The measure of other-than-temporary impairment is the difference between a security’s amortized cost basis and fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this new guidance did not have a material effect on its financial position and results of operations.

An update to FSP ASC 825, “Financial Instruments,” was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The amendment requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The Company’s adoption of this new guidance did not have a material effect on its financial position and results of operations.

In May 2009, FASB issued ASC 855, “Subsequent Events.”  This statement sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued).  The effective date is for interim and annual periods ending after June 15, 2009. The adoption of this FAS did not have a material effect on its financial position and results of operations.

In June 2009, FASB issued ASC 860, “Transfers and Servicing,” which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  This standard is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Company does not anticipate the adoption of this statement as of January 1, 2010 to have a material effect on its financial position and results of operations.

In June 2009, FASB issued ASC 810, “Consolidation,” which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  This standard is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The Company does not anticipate the adoption of this statement as of January 1, 2010 to have a material effect on its financial position and results of operations.

In June 2009, FASB ASC 105, “Generally Accepted Accounting Principles,” effective for financial statements issued for interim and annual financial statements ending after September 15, 2009.  The Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  The adoption of this statement did not have a material effect on its financial position and results of operations.

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

EXECUTIVE OVERVIEW

During 2009, the Company continued its focus on asset quality, liquidity and core deposit growth.  Management emphasized prudent underwriting standards, periodic reviews of loans of $100,000 or more, and monitoring loan quality.  While there was an increase in non-performing assets, overall asset quality remained strong during the period.  Non-performing assets totaled $6,809,269 at September 30, 2009 compared to $521,108 at December 31, 2008.  Net charge-offs for the period totaled $355,002 compared to $243,641 for the nine-month period ended September 30, 2008.  Loans outstanding grew by 8.29% to $185,441,835 compared to December 31, 2008.  Deposits increased 14.60% to $195,756,057.  The increase was attributable to marketing campaigns, sales call efforts and product development.

Net interest income increased by 14.00% during the three-month period due to growth in net earning assets.  As a result of loan growth, net charge-offs and a continued deterioration in the national and regional economic conditions, the Company added $869,015 to allowance for loan losses compared to $320,635 during the comparable period in 2008.  Other non-interest income for the September 30, 2009 and 2008 quarters totaled $463,466 and $425,618, respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $1,628 during the third quarter of 2008 of which $814 was the Company’s portion.  Non-interest expenses increased from $1,478,381 to $1,616,278 or 9.33%.  The increase was primarily attributable to operating expenses associated with personnel, professional fees, data processing fees, FDIC insurance premiums and expenses associated with foreclosed properties.

Net income totaled $131,623 and $349,004 for the quarters ended September 30, 2009 and 2008, respectively – a decrease of 62.29%.

Index

The Company’s net interest income increased by 14.53% during the nine-month period due to growth in net earnings assets.  As a result of loan growth, net charge-offs and a continued deterioration in the national and regional economic conditions, the Company added $1,344,905 to the loan loss reserve compared to $508,760 during the comparable period in 2008.  Other non-interest income for the September 30, 2009 and 2008 periods totaled $1,336,264 and $1,216,501 respectively.  The increase in other income primarily reflects increased fees from the origination of mortgage loans at the Bank level and increased revenue from debit/credit card interchange transactions.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $30,410 during the nine month period of 2008 of which $15,295 was the Company’s portion.  Non-interest expenses increased from $4,511,361 to $5,001,042 or 10.85%.  The increase was primarily attributable to operating expenses associated with personnel, data processing fees, FDIC insurance premiums and marketing expenses incurred to support loan and deposit servicing and growth.

Net income totaled $789,435 and $1,019,624 for the periods ended September 30, 2009 and 2008, respectively – a decrease of 22.58%.

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2009 COMPARED TO DECEMBER 31, 2008

During the period from December 31, 2008 to September 30, 2009, total assets increased $20,728,490 or 10.22%.  This increase, reflected primarily in the cash and cash equivalents and loans, resulted from an increase in deposits.

Securities and interest-bearing balances with other financial institutions at September 30, 2009 totaled $31,445,710 compared to $23,997,361 at December 31, 2008.  Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $592,300.

At September 30, 2009, the loan portfolio constituted 82.94% of the Company’s total assets.  Loans increased $14,202,143 from December 31, 2008 to September 30, 2009 or 8.29%.  Continued growth in real estate secured lending resulted in the majority of the growth.  Management places a strong emphasis on loan quality.

During the period, the loan portfolio reflected increased deterioration in asset quality.  The Company evaluates loans for impairment on a monthly basis.  A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (including both principal and interest) according to the contractual terms of the loan agreement.  Generally, a loan is impaired if it exhibits the same level of weakness and probability of loss as loan classified as doubtful or loss.  All nonaccrual and most troubled debt restructured loans are considered impaired.

The recorded investment, which includes accrued interest and is net of deferred fees/costs, in loans that are considered to be impaired was $7,664,640, $83,892, and $349,976 at September 30, 2009 and 2008, and December 31, 2008, respectively.  The average recorded balance of impaired loans for the nine months ended September 30, 2009 and 2008 totaled $3,141,102 and $199,511, respectively and $195,935 for the year ended December 31, 2008.  The related allowance for loan losses determined for impaired loans was $372,237, none and none at September 30, 2009 and 2008, and December 31, 2008 respectively.  For the nine-month periods ended September 30, 2009 and 2008, Weststar recognized interest income from impaired loans of approximately $40,224 and $350, respectively.  See “Asset Quality” for discussion for an analysis of loan loss reserves.

Non-performing assets consist of loans on which interest is no longer accrued, certain restructured loans where the borrower has failed to comply with the terms of the original note due to financial difficulties and real estate acquired in foreclosure.  The accrual of interest is discontinued on loans when management believes there is reasonable uncertainty about the full amount of the collection of principal and interest or when the loan is contractually past due 90 days or more.  Once a loan is placed on nonaccrual status, it remains as such until the

Index

loan is charged-off or until a reasonable payment history (generally 6 months) has been demonstrated and the borrower’s financial condition supports a probable likelihood of continued future payments.  Interest income on nonaccrual loans is subsequently recognized only in periods in which actual payments are received.  If a loan is returned to a performing status, interest recognition resumes under the accrual method of accounting.  The following table sets forth non-performing assets at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008

Nonaccrual loans	$6,078,050	$316,102
Restructured loans	95,000	-
Total non-performing loans	$6,173,050	$316,102
Foreclosed properties	636,219	205,006
Total	$6,809,269	$521,108
Restructured loans not listed above	$1,136,527	$-

Nonaccrual loans as of September 30, 2009 were comprised of 23 loans, the majority of which are secured by real estate in the form of real estate construction properties or mortgages.  Of the total loans on nonaccrual status, approximately $1.2 million had maintained a regular payment status, but have not yet been returned to accrual status.

Restructured loans, which are in compliance with restructured terms, totaled $1,136,527 at September 30, 2009.  The majority of these loans are secured by real estate in the form of construction properties or mortgages.  The Company did not reduce interest rates on restructured loan below the then existing market rates.  Rather, restructuring generally involved a concession in the form of extending the term of the loan and deferring accrued interest to the end of the loan period.  Given the current economic conditions and the accumulated real estate inventory, management has chosen to work with borrowers by providing some flexibility in payment terms.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of an obligor to continue to comply with repayment terms, because of the obligor’s potential operating or financial difficulties.  Management monitors these loans closely and reviews their performance on a regular basis.  These loans do not meet the standards for, and are therefore not included in, non-performing assets.  At September 30, 2009, the Company identified 14 potential problem loans totaling $13,767,385 as compared to one loan totaling $400,756 at December 31, 2008.  Potential problem loans at September 30, 2009 and December 31, 2008 were primarily from the Company’s commercial real estate segment of the loan portfolio.

Potential problem loans at September 30, 2009, consisted of six relationships.  One relationship consisted of a single note secured by a vehicle in the amount of $3,659.  The borrower has declared bankruptcy, but continues to make payments.  The second relationship, which consisted of two loans totaling $3,060,000, is secured by a first deed of trust on a twenty-seven lot residential development.  This relationship is being included as a potential problem loan due to the fact that the delays in completion of the project have added concerns about the principal’s ability to continue interest payments until the lots sale.  Management anticipates working with the developer during the next 30 days regarding his ability to resume payments.  A third relationship consisted of two notes totaling $3,025,050.  Both notes are current; however, the borrower was previously part owner of a business entity, which recently declared bankruptcy.  The smaller of the two notes is secured by a first deed of trust on a residential lot in a subdivision, which has recently filed for Chapter 11 protection.  The larger of the two notes is secured by a first deed of trust on 32 completed building lots, and additional acreage in a well established subdivision.  The borrower continues to make payments on the notes.  A fourth relationship consisted of two notes totaling $2,337,500 to two individual borrowers.  The first note is a lot loan for $637,500 in a development, which has filed for Chapter 11 protection.  The second note for $1,700,000 is made to the same individual, who is the borrower on the first note, plus an  additional borrower..  The note is secured by a first deed of trust and improvements, including a 58,000 square foot building on a 21.94 acre tract not located in, but adjoining, a subdivision, which has filed for Chapter

Index

11 protection.  The note is also collateralized by an unsecured note with a face amount of $3,000,000.  The notes are current, and borrowers continue to make payments.  A fifth relationship consisted of two notes to an individual totaling $2,493,222, who was previously part owner in a business entity, which recently filed for Chapter 11 protection.  The two loans are secured by an assignment of unsecured notes.  The loans are current, and the borrower continues to make payments.  The sixth relationship consisted of four notes totaling $2,847,954 to an individual, who is principal owner/developer in a subdivision, which recently filed for Chapter 11, protection.  These notes are secured by a second deed of trust in a viable and growing subdivision, a first deed of trust on two residential building lots in a growing subdivision and by an airplane.   A general loans loss reserve approximately $437,000 has been established for the loans.

Deposits increased 14.60% or $24,941,951 during the nine months ended September 30, 2009.  The increase in deposits was primarily attributable to growth in NOW accounts and certificates of deposit.  In an effort to increase core deposits, during 2008, the Company introduced a new NOW account, eZchecking, which pays an above market interest rate on balances up to $25,000.  Qualifiers for the account included a minimum of 10 debit card transactions, one direct deposit and receipt of electronic statement each month.  The Company earns interchange revenue from debit card usage and can deliver electronic statements more efficiently than through standard U.S. mail; these two factors effectively minimize the cost of funds on the product.  At September 30, 2009, the Company had 1,647 eZchecking accounts totaling $26,458,470 compared to 789 accounts totaling $9,283,769 at December 31, 2008.  Other increases in NOW accounts resulted from fluctuation in Interest on Lawyers Trust Accounts (commonly referred to as IOLTA), primarily escrow accounts for real estate transactions, which increased from $1,521,560 at December 31, 2008 to $2,641,755 at September 30, 2009, and general growth in other NOW accounts.  Time deposits increased from $96,619,476 to $100,200,829 or 3.71%.  Growth in time deposits stemmed from interest-rate sensitive customers choosing to lock in fixed rates to protect themselves from further interest rate declines as well as customers choosing to transfer funds from the stock market into FDIC insured fixed rate time deposit accounts.  Demand, money market and savings accounts increased by $795,061during the period.  As noted previously, during the second quarter, a single commercial account increased its balance in a demand deposit account by over $4 million; these funds were considered to be temporary and were expected to be depleted over the next six months.  During the third quarter, over $3 million had been withdrawn from that account.

Short-term borrowings consisted of one advance from the FHLB, which totaled $4,000,000 and securities sold under agreements to repurchase in the amount of $429,141.  At December 31, 2008, the $4,000,000 FHLB borrowing was considered long-term debt, but has been reclassified to short-term debut for the current period due to remaining length of maturity.  The interest rate on the FHLB advance was 5.01% and matures on March 23, 2010.  Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.  Securities sold under agreements to repurchase bear a variable rate of interest and mature daily.  At September 30, 2009, the rate on these borrowings was ..25%.

Long-term borrowings consisted of trust preferred securities totaling $4,124,000.  The trust preferred securities bear a rate of LIBOR plus 315 basis points (3.66% at September 30, 2009) and pay dividends quarterly.  The rate is subject to quarterly resets.  The trust preferred securities mature October 7, 2033, and became callable on or after October 7, 2008.  All of the trust preferred securities were eligible for inclusion as Tier I capital.  The Company continues to use the capital to support growth and branch expansion..

The Company’s capital at September 30, 2009 to risk weighted assets totaled 12.26%.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of September 30, 2009, the Company’s capital exceeded the current regulatory capital requirements, and is categorized as well-capitalized under regulatory requirements.

Index

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2009 totaled $2,165,136 compared to $1,899,211 in 2008.  The increase was attributable to growth in net earning assets.  The Company’s net interest margin was approximately 3.91% and 4.16% for the quarters ended September 30, 2009 and 2008, respectively.

Weststar recorded a provision for loan losses of $869,015 and $320,260 for the quarters ended September 30, 2009 and 2008, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the September 30, 2009 and 2008 quarters totaled $463,466 and $425,618, respectively.  The increase in other income primarily reflects increased fees from debit/credit card interchange transactions and fees from the origination of mortgage loans at the Bank level.  Interchange revenue increased from $75,335 to $90,475 for the periods ended September 30, 2008 and 2009, respectively; fees from the originations of mortgage loans produced $26,335 during 2009 compared to $14,728 during 2008.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $1,628 during the September 2008 quarter, of which $814 was the Company’s portion.  Other income decreased from $13,999 during 2008 to $10,847 during 2009.  The decrease primarily reflects lower revenue earned from balances maintained at a correspondent bank.

Other non-interest expense totaled $1,616,278 compared to $1,478,381 in 2008.  The increase was primarily attributable to personnel and overhead incurred to support loan and deposit servicing and growth, increased professional fees for services rendered, and increased FDIC insurance premiums. Occupancy expense remained relatively flat at $124,016.  Equipment expenses decreased by $9,206 primarily as a result of lower amounts of depreciation.  Data processing fees increased by $34,742 as a result of growth in loans and deposits.  FDIC insurance premiums increased from $23,987 to $76,968 in 2009 as a result of increased premium rates, which increased from an annualized 5 cents per $100 of deposits for the September 30, 2008 quarter to an estimated annualized 13.49 cents per $100 for the September 30, 2009 quarter.  As a result of banking failures during 2008, 2009 and projected future failures, the FDIC increased the premium to ensure adequate funding for the depository insurance fund.  FDIC’s Treasury borrowing authority was increased to $100 billion, which allowed the agency to cut its planned assessment from 20 to 5 basis points for institutions as well capitalized as Bank of Asheville.  The FDIC imposed a 5 basis point assessment during the second quarter of 2009, and reserves the right to impose another special assessment in subsequent quarters up to a maximum of 5 basis points of assets less Tier 1 capital, which could have a significant impact on the results of operations of the Company for 2009.  Based on current assets less Tier 1 capital, the assessment would be approximately $101,000.  At this point, however, it appears the FDIC will move toward a three year prepaid structure rather than assessing fees in arrears.  If the FDIC moves toward this direction, the Company will owe an estimated $1.1 million for prepaid FDIC insurance coverage.  Marketing expenses decreased from $86,569 to $65,431, which reflects a shift in timing for marketing efforts.  Expenses from the foreclosures of properties increased from $1,523 during 2008 to $20,343 during 2009.  The increase reflects the levels of foreclosure related activities.  Other expenses totaled $94,471 in 2009 compared to $85,699 in 2008.  Income before income tax provision totaled $143,309 and $525,813 for the quarters ended September 30, 2009 and 2008, respectively.  Income tax provision totaled $11,686 and $176,809 for the quarters ended September 30, 2009 and 2008, respectively, which equated to an effective tax rate of

Index

8.15% and 33.63%, respectively.  The decrease in the effective tax rate was primarily attributable to higher relative tax-exempt income to total taxable income in 2009. Net income totaled $131,623 and $349,004 for the quarters ended September 30, 2009 and 2008, respectively.

Other comprehensive income/(loss) totaled $308,575 and $(363,151) in 2009 and 2008, respectively.  Comprehensive income/(loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $440,198 and $(14,147) for the quarters ended September 30, 2009 and 2008, respectively.

COMPARATIVE NINE MONTHS

Net interest income for the nine-month period September 30, 2009 totaled $6,119,077 compared to $5,342,578 in 2008.  The increase was attributable to growth in net earning assets.  The Company’s net interest margin was approximately 3.87% and 4.07% for the nine months ended September 30, 2009 and 2008, respectively.

Weststar recorded a provision for loan losses of $1,344,905 and $508,760 for the nine months ended September 30, 2009 and 2008, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the September 30, 2009 and 2008 quarters totaled $1,336,264 and $1,216,501, respectively.  The increase in other income primarily reflects increased fees from debit/credit card interchange transactions and fees from the origination of mortgage loans at the Bank level.  Interchange revenue increased from $212,393 to $251,103 for the periods ended September 30, 2008 and 2009, respectively; fees from the originations of mortgage loans produced $114,185 during 2009 compared to $37,724 during 2008.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $30,590 during the September 2008 period, of which $15,295 was the Company’s portion.  Other income decreased from $48,168 during 2008 to $30,698 during 2009.  The decrease primarily reflects lower revenue earned from balances maintained at a correspondent banks.

Other non-interest expense totaled $5,001,042 compared to $4,511,361 in 2008.  The increase was primarily attributable to personnel and overhead incurred to support loan and deposit servicing and growth and increased FDIC insurance premiums. Occupancy expense increased by $60,951 to $431,145 primarily as a result of a finder’s fee paid to secure a permanent branch location.  Equipment expenses decreased by $41,167 primarily as a result of lower amounts of depreciation.  Professional fees increased by 13.11% to $254,182 as a result of increased services.  Data processing fees increased by $67,945 as a result of growth in loans and deposits.  FDIC insurance premiums increased from $72,146 to $323,180 in 2009 as a result of increased premium rates, which increased from an annualized 5 cents per $100 of deposits for the September 30, 2008 period to an estimated annualized 13.34 cents per $100 for the September 30, 2009 period and as a result of a 5 basis point special assessment during the second quarter.  As a result of banking failures during 2008 and projected failures during 2009, the FDIC increased the premium to ensure adequate funding for the depository insurance fund.  FDIC’s Treasury borrowing authority was increased to $100 billion, which allowed the agency to cut its planned assessment from 20 to 5 basis points for institutions as well capitalized as Bank of Asheville.  The FDIC reserves the right to impose another special assessment in subsequent quarters up to a maximum of 5 basis points of assets less Tier 1 capital, which could have a significant impact on the results of operations of the Company for 2009.  At this point, however, it appears the FDIC will move toward a three year prepaid structure rather than assessing fees in arrears.  If the FDIC moves toward this direction, the Company will owe an estimated $1.1 million for prepaid FDIC insurance coverage.  Marketing expenses increased from $219,555 to $238,553, which reflects increased marketing efforts for products and services.  Expenses from the foreclosures of properties decreased from $42,744 during 2008 to $20,413 during 2009.  The decrease reflects the levels of foreclosure related activities.  Other expenses totaled $272,100 in 2009 compared to $251,596 in 2008.  Income before income tax provision totaled $1,109,394 and $1,538,958 for the periods ended September 30, 2009 and 2008, respectively.  Income tax provision totaled $319,959 and $519,334 for the periods ended September 30, 2009

Index

and 2008, respectively, which equated to an effective tax rate of 28.84% and 33.75%, respectively.  The decrease in the effective tax rate was primarily attributable to higher relative tax-exempt income to taxable income in 2009.  Net income totaled $789,435 and $1,019,624 for the periods ended September 30, 2009 and 2008, respectively.

Other comprehensive income (loss) totaled $458,315 and $(435,350) in 2009 and 2008, respectively.  Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $1,247,750 and $584,274 for the periods ended September 30, 2009 and 2008, respectively.

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

Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on its analysis, the Company believes that its balance sheet is currently liability-sensitive; meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Because a significant portion of the Company’s deposits are either variable rate or have short-term maturities, they reprice more rapidly than rate sensitive interest-earnings assets. During periods of rising rates, this results in decreased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2009, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

	TERMS TO REPRICING AT SEPTEMBER 30, 2009
	1-90 Days	91-180 Days	181-365 Days	Total One	Non-	Total
				Year	Sensitive
Interest-earning assets:
Interest bearing deposits		$9,030,999	$9,030,999	$9,030,999
Investment securities	468,538	$348,236	$491,468	1,308,242	$20,332,196	21,640,438
Federal Home Loan Bank
stock	592,300	-	-	592,300	-	592,300
Loans (1)	131,524,475	10,134,671	10,490,733	152,149,879	33,291,956	185,441,835
Total Interest-earning assets	141,616,312	10,482,907	10,981,201	163,081,420	53,624,152	216,705,572

Interest-bearing liabilities:
Time deposits	29,193,441	33,013,827	36,872,894	99,081,162	1,119,667	100,200,829
All other deposits	71,584,068	-	-	71,584,068	-	71,584,068
Short-term debt	429,141	4,000,000	0	4,429,141	-	4,429,141
Long-term debt	4,124,000	-	-	4,124,000	-	4,124,000
Total interest-bearing liabilities	105,330,650	37,013,827	36,872,894	179,218,371	1,119,667	180,338,038

Interest sensitivity gap	$36,285,662	$(26,530,920)	$(25,891,693)	$(16,136,951)	$52,504,485
Cumulative interest sensitivity
Gap	$36,285,662	$9,754,742	$(16,136,951)
Interest-earning assets as A percent of interest sensitive
liabilities*	134.4%	28.3%	29.8%	91.0%

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

Higher risk loans are factored into the calculation of the allowance for loan losses.  For example, junior liens on real estate properties are a higher risk than first lien positions, and owner occupied real estate is a lesser risk than non-owner occupied real estate properties.  Home equity lines of credit are reviewed annually for credit quality, payment history and collateral value.  All MSA (Asheville & Buncombe County) loans are coded to census tracts to assist in tracking any concentrations.  Fluctuation in real estate values are taken into consideration when preparing annual in-house appraisal reviews.  Inspections of collateral, updates in tax values, and data provided by local appraisers are reviewed when determining current market prices for collateral.

All loans are reviewed periodically for delinquency by category, collateral code, and loan grade ratings.  On a quarterly basis qualitative analytics including credit, delinquency trends, economic and business trends, external factors, lending management and staff, lending policies and procedures, loss/recovery trends, nature and volume of

Index

portfolio, nonaccrual trends, problem loan trends and quality of loan review systems are utilized in estimating the adequacy of the allowance for loan losses.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at September 30, 2009 and 2008, and December 31, 2008 was $3,519,884, $2,355,244 and $2,529,981 or 1.90%, 1.49% and 1.48%, respectively, of gross loans outstanding.   The ratio of net charge-offs to average loans outstanding was .27%, .23% and .18% during the periods ended September 30, 2009 and 2008, and December 31, 2008, respectively.

The following table contains an analysis of the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the nine months ended September 30, 2009 and 2008, and for the year ended December 31, 2008.

Summary of Allowance for Loan Losses

	For the nine months		For the year ended
	Ended September 30,		December 31,
	2009	2008	2008
Balance, beginning of period	$2,529,981	$2,090,125	$2,090,125
Charge-offs:
Commercial, financial and agricultural	(236,392)	(200,091)	(203,524)
Real Estate:
Construction	(9,211)	-	-
Mortgage	(78,877)	-	-
Consumer	(55,914)	(83,083)	(116,409)
Total charge-offs	(380,394)	(283,174)	(319,933)
Recoveries
Commercial, financial, and agricultural	28	13,415	13,415
Real Estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	25,364	26,118	35,089
Total Recoveries	25,392	39,533	48,504
Net (charge-offs) recoveries	(355,002)	(243,641)	(271,429)
Provision charged to operations	1,344,905	508,760	711,285
Balance, end of period	$3,519,884	$2,355,244	$2,529,981

Percentage of net charge-offs to
average loans	.27%	.23%	.18%
Percentage of allowance to
period-end loans	1.90%	1.49%	1.48%

The Bank operates in a well diversified market.  Major economic drivers include tourism, medical industry and light manufacturing.  While the Company’s market has not experienced some of the extreme hardships as portrayed nationally, the Bank and its market are not totally isolated.  Residential mortgage sales in the market have slowed

Index

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

Nonaccrual and restructured loans increased from $316,102 at December 31, 2008 to $7,309,577 at September 30, 2009.  Current non-accrual loans represent 23 loans with 20 customers; restructured loans represent 10 loans with eight customers.  Although some of the customers have resumed payments, management has continued to classify the relationships until such time as the borrowers demonstrate a consistent and consecutive payment history.  Lost interest on nonaccrual loans amounted to $78,992 during 2009.  Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  During 2009, management continued its in-depth underwriting analysis, training and loan monitoring.  Management continued its engagement of third party loan review services to supplement and validate overall loan review analytics and portfolio risk assessments.  Based upon this analysis, management believes the allowance is adequate to support current loans outstanding.

The following table identifies management’s specific allocation of the allowance for loan losses for impaired loans.

Impaired loans without a related allowance	$3,325,844
Impaired loans with a related allowance for loan losses	4,213,251
Total impaired loans	$7,539,095
Allowance for loan loss related to impaired loans	$372,236

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

	September 30, 2009		December 31, 2008
	Amount of Allowance	Percent of Total Loans	Amount of Allowance	Percent of Total Loans

TYPE OF LOAN:
Real Estate	$2,731,110	85%	$2,001,660	82%
Commercial and industrial
loans	712,828	14%	465,388	16%
Consumer	75,946	1%	50,786	2%
Unallocated	-	-	12,147	-
Total Allowance	$3,519,884	100%	$2,529,981	100%

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

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$23,810	12.26%	$15,533	8.00%	$19,417	10.00%
Bank	$22,568	11.64%	$15,514	8.00%	$19,393	10.00%

Tier 1 Capital (to Risk Weighted
Assets)
Consolidated	$21,369	11.01%	$7,767	4.00%	$11,650	6.00%
Bank	$20,130	10.38%	$7,757	4.00%	$11,636	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$21,369	9.53%	$8,970	4.00%	$11,212	5.00%
Bank	$20,130	8.99%	$8,960	4.00%	$11,200	5.00%

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

As of September 30, 2009 liquid assets (cash and due from banks and interest-earning bank deposits) were approximately $12.6 million, which represents 5.64% of total assets and 6.44% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $20.3 million; and unpledged investment securities of $19.1 million. At September 30, 2009, outstanding commitments to extend credit and available lines of credit were $26.8 million. The Company has the ability to access brokered deposits and Certificate of Deposit Account Registry Service, more commonly referred to as CDARS, for additional liquidity, but does not currently have any of either in its certificates of deposit portfolio.  Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented approximately 51.19% of Weststar’s total deposits at September 30, 2009. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 11.68% of the Company’s total deposits at September 30, 2009.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: November 12, 2009	By:	/s/ G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer