Form 10-K
period 2009-12-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2010-04-14
CIK 1106181

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File Number:   000-30515

WESTSTAR FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA
(State of Incorporation)

56-2181423
(I.R.S. Employer Identification No.)

79 Woodfin Place
Asheville, North Carolina  28801
(Address of Principal Executive Office)

(828) 252-1735
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one): Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   (Do not check if a smaller company) Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2009 was approximately $12,346,009.

The number of shares of the Registrant’s Common Stock outstanding on April 13, 2010 was 2,167,517.

Documents Incorporated by Reference:

PART III: Definitive Proxy Statement dated May 20, 2010 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Shareholders.

FORM 10-K CROSS-REFERENCE INDEX

			2010
		2009	Proxy
		Form 10-K	Statement
		Page	Page
PART I
Item 1 -	Business	4	n/a
Item 1A –	Risk Factors	8	n/a
Item 1B –	Unresolved Staff Comments	8	n/a
Item 2 -	Properties	8	n/a
Item 3 -	Legal Proceedings	8	n/a
Item 4 –	[Reserved]	8	n/a

PART II
Item 5 -	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9	n/a
Item 6 -	Selected Financial Data	10	n/a
Item 7 -	Management’s Discussion and Analysis of Financial Condition and Results
	of Operation	10	n/a
Item 7A –	Quantitative and Qualitative Disclosures About Market Risk	26	n/a
Item 8 -	Financial Statements and Supplementary Data	27	n/a
Item 9 -	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	56	n/a
Item 9A (T) -	Controls and Procedures	56	n/a
Item 9B -	Other Information	56	n/a

PART III
Item 10 -	Directors, Executive Officers, and Corporate Governance	57	5-14
Item 11 -	Executive Compensation	57	13-14, 15-18
Item 12 –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57	3-5
Item 13 -	Certain Relationships and Related Transactions, and Director Independence	57	8-9, 14
Item 14 –	Principal Accountant Fees and Services	57	11-13

PART IV
Item 15 –	Exhibits and Financial Statement Schedules
Signatures		60	n/a

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Weststar Financial Services Corporation provides these documents by mail upon request.

Index

PART I

ITEM 1:	BUSINESS

General

Weststar Financial Services Corporation (the “Registrant” or the “Company”) was incorporated on February 8, 2000, for the purpose of becoming the holding company for The Bank of Asheville (the “Bank”), a North Carolina-chartered bank that opened for business as a community bank in Asheville, Buncombe County, North Carolina, in December 1997. Effective April 28, 2000, the Company acquired all of the outstanding shares of common stock of the Bank and became the Bank’s sole shareholder and bank holding company.  On October 8, 2003, the Company formed Weststar Financial Services Corporation I (the “Trust”), a Delaware statutory trust.  The Trust has had no operations subsequent to its formation in 2003 other than the issuance of trust preferred securities.  At this time, the Company does not engage in any business activities on its own.  It only owns the Bank, which engages in the commercial banking business, and the Trust, which was the legal entity formed for its issuance of $4.0 million in trust preferred securities in 2003.  On October 19, 2004, the Company formed Bank of Asheville Mortgage Company, LLC, a mortgage broker, of which the Company owned a 50% interest.  Bank of Asheville Mortgage Company, LLC was dissolved effective October 31, 2008.

Primary Market Area

The Registrant’s market area consists of Asheville, Buncombe County, North Carolina and surrounding areas.  Buncombe County is part of the Asheville Metropolitan Statistical Area.  Asheville is the county seat and the industrial center of Buncombe County with a population of approximately 74,770.  In addition, Asheville is the commercial hub for several other prosperous towns in Buncombe County, including Arden, Biltmore Forest, Black Mountain, Montreat, Skyland, Weaverville and Woodfin.  The total population of Buncombe County is 235,125.  Statistics are the latest issued by the Asheville Metro Business Research Center.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to a long history of statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. In Buncombe County as of June 30, 2009 (the latest date for which statistics are available) there were 91offices of 19 different commercial and savings banks (including the largest banks in North Carolina), as well as offices of credit unions and various other entities engaged in the extension of credit.  The Registrant accounted for approximately 5.00% of total deposits held by commercial banks and savings banks in Buncombe County.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of the Registrant’s competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks, which has heightened the competition among banks in North Carolina.

Despite the competition in its market area, the Registrant believes that it has certain competitive advantages that distinguish it from its competition. Registrant believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing specialized services to small- and medium-sized business enterprises, as well as professional and upper-income individuals.   Registrant is locally owned and managed, making credit and other decisions that have a direct bearing on faster service and more efficiently obtained credit.  Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. Registrant offers many personalized services and attracts customers by being responsive and sensitive to their individualized needs. Registrant also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional newspaper and radio media to attract new customers. To enhance a positive image in the community, Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

The Bank currently employs 55 full-time equivalent employees.  Registrant does not have any officers or employees who are not also officers or employees of the Bank.  None of the Registrant’s employees are covered by a collective bargaining agreement.  The Registrant believes its relations with its employees to be good.

Regulation

Registrant is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to

Index

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

DEPOSIT INSURANCE.  As a member institution of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to a maximum of $250,000 per depositor through the deposit insurance fund (“DIF”), administered by the FDIC. An increase in basic federal deposit insurance coverage from $100,000 to $250,000 per depositor became effective on October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008. The legislation as amended provides that the basic deposit insurance limit will return to $100,000 per depositor after December 31, 2013.

Each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. During 2009, a large number of bank failures put pressure on the DIF. In an effort to replenish the DIF, the FDIC implemented a special assessment of five basis points of each insured institution’s assets minus Tier 1 capital as of June 30, 2009. In addition, the FDIC required insured institutions to prepay their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. These prepayments were made on December 30, 2009. The DIF assessment rates vary based on an institution’s capital position and other supervisory factors. The assessment rate for the prepayments discussed above was equal to the Bank’s total base assessment rate in effect as of September 30, 2009. The assessment rate will be increased by three basis points for all of 2011 and 2012.

The Bank of Asheville has chosen to participate in the transaction guarantee component of the FDIC Temporary Liquidity Guarantee Program. As of October 14, 2008, all non-interest-bearing transaction deposit accounts at our participating FDIC-Insured Institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage as amended is temporary and will remain in effect until June 30, 2010.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock, minority interests in certain equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions and restricted core capital elements, including trust preferred securities. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets

Index

of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2009, the Company was classified as “well-capitalized” with Tier 1 and Total Risk - Based Capital of 10.59% and 11.84%, respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s IRR management include a measurement of board of directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

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

Index

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

The Emergency Economic Stabilization Act of 2008 (EESA) was enacted on October 3, 2008. The purpose of this law is to restore liquidity and stability to the financial system, while minimizing any potential long term negative impact on taxpayers. The law authorized the United States Secretary of the Treasury to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, from the nation's banks. The program under which the asset purchase will be administered was referred to as the Troubled Asset Relief Program (TARP).

The law also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The higher insurance limits took effect immediately and will be in effect through December 31, 2013, as amended. Additionally, the Federal Deposit Insurance Corporation (FDIC) announced on October 14, 2008, a new program aimed at strengthening consumer confidence and encouraging liquidity in the banking system.

The Temporary Liquidity Guarantee Program (TLGP) guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. The program provides a three-year guarantee of newly issued debt and increased insurance coverage through June 30, 2010, as amended. This two-pronged program will be funded through special fees paid by the financial institutions participating. The Company elected to participate in full coverage of non-interest bearing transaction accounts, but opted not to participate in the guarantee of senior unsecured debt.

Also on October 14, 2008, the U.S. Department of Treasury (“Treasury”) announced a voluntary Capital Purchase Program (CPP) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. The Treasury was authorized to purchase up to $250 billion of senior preferred stock in financial institutions. The program was available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elected to participate. Treasury determined eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. The minimum subscription amount available to a participating institution was 1 percent of risk-weighted assets. The maximum subscription amount was the lesser of $25 billion or 3 percent of risk-weighted assets.

Participation in these various programs carries certain restrictions with respect to the payment of dividends to common shareholders and executive compensation.  In January 2009 the Company received notice that it had received preliminary approval for $5,075,000 under the Capital Purchase Program.  However, based upon analysis, the Company elected not to participate in the program.  The Company’s capital ratios are substantially in excess of “well capitalized” regulatory ratios, and its asset quality has been better than the industry average.  The Company concluded that the significant expense of the program and challenge to deploy the capital prudently and profitably were inconsistent with its long-term strategic objectives, and that participation in the CPP would not be in the best interest of Company shareholders.  The Treasury concluded the Capital Purchase Program on December 31, 2009.

Index

ITEM 1A:	RISK FACTORS

Smaller reporting companies such as the Registrant are not required to provide the information required by this item.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Smaller reporting companies such as the Registrant are not required to provide the information required by this item.

ITEM 2:	PROPERTIES

The following table sets forth the location of the Registrant’s offices as of December 31, 2009.

		APPROX.
	YEAR	SQUARE
OFFICE LOCATION	OPENED	FOOTAGE	OWN/LEASE

Main Office
79 Woodfin Place	1997	10,000	Own
Asheville, NC

Candler Office
6 Dogwood Road	1999	1,900	Own building,
Candler, NC			lease land

Leicester Highway Office	2000	2,500	Own building,
349 New Leicester Highway			lease land
Asheville, NC

South Asheville Office	2003	2,629	Lease
1985 Hendersonville Highway
Asheville, NC

Reynolds Office	2006	3,212	Lease*
199 Charlotte Highway
Asheville, NC
* In January 2010, the Bank purchased the building at this location and assumed the lease for the land on which the building sits.

ITEM 3:	LEGAL PROCEEDINGS

In the normal course of its operations, the Company from time to time is party to various legal proceedings. Based upon information currently available, and after consultation with its legal counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company’s business, financial position or results of operations.

ITEM 4:	[RESERVED]

Index

PART II

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND REGISTRANT’S PURCHASES OF EQUITY SECURITIES

Market Summary

Weststar Financial Services Corporation stock is traded on the Over-The-Counter Bulletin Board under the symbol “WFSC.” There were 2,167,517 shares outstanding at December 31, 2009 owned by approximately 800 shareholders.

During 2009, 183,800 shares of the Company’s common stock were traded.  The closing price of the stock on December 31, 2009 was $3.50.

The following table represents stock prices during the trading periods.

2009	1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.
High	$7.00	$6.50	$6.50	$5.75
Low	$3.05	$5.75	$4.00	$3.50
Close	$5.55	$5.75	$5.70	$3.50

2008	1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.
High	$10.95	$11.40	$ 9.85	$ 8.00
Low	$ 9.35	$ 9.10	$ 7.00	$ 5.80
Close	$10.58	$ 9.85	$ 7.50	$ 6.35

No cash dividends were paid in 2009 or 2008.

Stock Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
908.497.2300 or 800.368.5948

Shareholder Information

For information, contact Randall C. Hall, Executive Vice President and Secretary, Weststar Financial Services Corporation, 79 Woodfin Place, Asheville, North Carolina, 28801 or rhall@bankofasheville.com.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 3:00 p.m., Tuesday, June 29, 2010, at the Renaissance Asheville Hotel, One Thomas Wolfe Plaza, Asheville, North Carolina.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Weststar Financial Services Corporation (the “Company”) is a holding company for The Bank of Asheville (the “Bank”), a state-chartered commercial bank incorporated in North Carolina on October 29, 1997.  The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas.  Common shares of the Bank were exchanged for common shares of Weststar Financial Services Corporation effective April 28, 2000.  Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities.  The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.  On October 19, 2004, the Company formed Bank of Asheville Mortgage Company, LLC (the “Mortgage Company”), a mortgage broker, of which the Company owned a 50% interest.  During 2008, the Company and its partner in the Mortgage Company decided to close the Mortgage Company, which was dissolved effective October 31, 2008.  Because Weststar Financial Services Corporation has no material operations and conducts no business on its own other than owning the Bank, the discussion contained in Management’s Discussion and Analysis concerns primarily the business of the Bank.  However, for ease of reading and because the financial statements are presented on a consolidated basis, Weststar Financial Services Corporation and the Bank are collectively referred to herein as the Company.

EXECUTIVE OVERVIEW

The year 2009 was a period ruled by mixed economic indicators.  In an effort to stabilize the economy and stimulate growth, the Federal Reserve maintained a policy of low interest rates across the board.  This was great news for creditworthy borrowers looking to purchase or refinance a home, take out a bank loan or sign for a credit card.  However, foreclosures reached record highs.  Every attempt by the government to help homeowners save their homes from foreclosure appeared to have failed.  While the foreclosures were helpful to those looking to buy, because they resulted in a historic drop in home prices, for those losing their homes, it was tragic.  Worse yet, experts predict more foreclosures in 2010.  There were 140 bank failures in 2009, including two in North Carolina, at a cost of over $1 billion to the FDIC.  The tally of bank failures in 2009 was the highest number since 1992, when 181 banks failed.  But the total is far from 1989’s record high of 534 closures, which took place during the savings and loan crisis.  President Obama’s $787 billion stimulus plan was a semi-success.  On one hand, it was deemed successful in terms of helping people buy energy-efficient cars with the Cash for Clunkers program, as well as offering a tax credits to first-time home buyers.  However, when it came to job creation, the stimulus fell short. Overall, unemployment throughout the country skyrocketed to a high of 10.2%, its highest point in 26 years.  In Buncombe County, our primary service area, unemployment was 8.2%.  Economists have gone back and forth with whether they think the economy is recovering.  There is evidence that the recession has come to an end - at least on paper.  But with unemployment still on the rise and laid-off workers still needing government assistance to survive, the effects of the recession are sure to last for some time.

During 2009, the Company focused significant attention on working with customers, who were experiencing financial difficulties, preserving asset quality, and continuing to expand market share.   The sustained economic downturn impacted many businesses in our market ranging from real estate development to retail sales, which in turn negatively impacted consumers.  The Company took proactive measures to restructure notes for businesses and individuals, where restructuring indicated an improvement in loan collectibility.  Where there was no evidence of future cash flows, the Company worked with customers as they liquidated collateral, reorganized their businesses or initiated foreclosure or repossession, if the loan was collateral- dependent, otherwise, the loan was charged-off.

Net charge-offs during 2009 totaled $2,236,118 compared to $271,429 during 2008.  Non-performing assets totaled $25,973,097 and $521,108 at December 31, 2009 and 2008, respectively.  Loans outstanding grew by $14,235,181 or 8.31% to $185,474,873 from December 31, 2008 to December 31, 2009.  Loan growth was driven by several factors during 2009.  One factor resulted from a strong migration from the larger banks to the community banks on a national level, which was also evident in our local market.  Another growth factor included construction loan draws for projects that were committed during 2008 or early 2009.  Lastly, the Company is committed to serving the needs of the individuals and businesses within its market.  The investment portfolio increased from $23,778,449 to $25,046,500 primarily as a result of increased growth in deposits.

The Company held deposit market share in Buncombe County of approximately 5.00% as of June 30, 2009, according to the latest Federal Deposit Insurance Corporation statistics.  From December 31, 2008 to December 31, 2009 the Company’s

Index

deposits grew from $170,814,106 to $197,122,741 – an increase of 15.40%.  During 2009, the majority of the Company’s deposit growth originated from a new deposit product called e-Zchecking and time-deposits.  e-Zchecking is a NOW account that pays an above-market interest rate if customers receive statements electronically, conduct at least 10 debit card transactions and receive at least one electronic deposit per month.  The Company is able to significantly offset the interest rate from fees generated on the debit card transactions and reduced statement delivery cost.  Certificates of deposit grew as rate-sensitive customers sought to lock in rates during the falling interest rate environment.

The Company’s average interest rate spread decreased slightly from 3.50% to 3.43% during 2009, complemented with net earning asset growth, resulted in an 8.80% increase in net interest income during 2009.  As a result of loan growth, charge-offs, decrease in asset quality and deterioration in the national and local economic environment, the Company added $3,218,400 to its allowance for loan losses compared to $711,285 in 2008.  The Company operates in a well-diversified market; however, it is not immune from the significant decline in the national and regional economic environment.  Local economic drivers include tourism, medical industry and light manufacturing.  Non-interest income increased $143,391 primarily as a result of increased mortgage loan origination fee income at the Bank level and increased interchange fees from debit card activities.  During the second quarter of 2008, the Company and its partner in the Mortgage Company mutually agreed to terminate their relationship, and began the process to close the Mortgage Company.  The Company then shifted originating mortgage loans through the Bank.  Bank of Asheville Mortgage Company, LLC posted net operating losses of $30,590 during 2008, of which $15,295 was the Company’s portion.  Non-interest expenses totaled $6,799,336 and $6,132,224 in 2009 and 2008, respectively.  The largest increase in overhead resulted from increased premium rates and a special assessment from the FDIC as a result of bank failures.  FDIC insurance premiums totaled $415,462 and $89,255 in 2009 and 2008, respectively, - an increase of 365.48%.  Excluding the FDIC insurance premiums, other expenses increased primarily as a result of supporting loan and deposit growth.  Management monitors expenses closely and reviews each expense relative to the benefit provided.  Net loss totaled $73,222 in 2009 compared to net income of $1,301,312 in 2008.  Comprehensive income, which is the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders, net of tax totaled $175,331 and $1,304,927 in 2009 and 2008, respectively.

RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

2009 COMPARED TO 2008

Net loss for 2009 totaled $73,222 compared to net income of $1,301,312 in 2008 or $(.03) and $.57 per diluted share for 2009 and 2008, respectively.  The return on average assets and equity, respectively, was (.03%) and (.42%) for 2009 compared to .71% and 8.20% for 2008.  The decrease in net income was primarily attributable to a compression in the Company’s net yield on earning assets, increased nonperforming assets, increased provision for loan losses to accommodate loan growth and charge-offs, increased FDIC premiums in addition to a special assessment and increased overhead to support loan and deposit growth.

Interest income, the primary source of revenue for the Company, was derived from interest-earning assets such as loans, investments and federal funds sold.  The rate earned on interest-earning assets and dollar volume of the interest-earning assets drive interest income. Interest and dividend income totaled $12,197,941 for the year ended December 31, 2009 compared to $12,227,824 in 2008.  Growth in the average balance of interest-earning assets increased from $177,046,378 to $210,532,871 or 18.91%, but was offset by a 112 basis point decrease in the rate on interest-earning assets, which resulted in an overall decreased interest income.  Interest expense, derived from interest-bearing liabilities such as deposits and borrowed funds, totaled $4,316,749 in 2009 compared to $4,984,250 in 2008.  The decrease in interest expense was primarily attributable to lower cost of funds due to repricing deposits and borrowings at lower interest rates.  The average balance of interest-bearing liabilities grew from $141,918,644 in 2008 to $175,588,263 in 2009 or 23.72%, while the cost of funds decreased 105 basis points.  The combined effect resulted in a net yield on earning assets of 3.84% in 2009 compared to 4.20% in 2008, and an interest rate spread of 3.43% in 2009 compared to 3.50% in 2008.

Primarily as a result of increased nonperforming loans, charge-offs and continued deterioration in the national and local economies, the Company added $3,218,400 to its allowance for loan losses compared to $711,285 in 2008.  Charge-offs, net of recoveries, totaled $2,236,118 for 2009 compared to $271,429 for 2008.  A significant portion of the increase in provision for loan losses was directly related to growth in nonperforming loans, which increased from $316,102 to $25,461,985, and deterioration in the economy.  Impaired loans, which include both nonaccrual and nonperforming restructured loans, are measured at net realizable value (the value of supporting collateral less costs to sell) or present value of cash flows, if not collateral- dependent.   If the net realizable value or present value of cash flows is less than the carrying value of the loan, the deficit is charged against the loan loss reserve.    During 2009, real estate values and real estate sales continued to decline on the heels of the depressed national, regional and local economies.  Real estate loans that formerly reflected low loan-to-value levels now reflect higher loan-to-value levels.  Management has taken these factors among others such as a 2-year average of

Index

historic charge-off rates,  concentrations of credit, delinquency trend, economic and business conditions, external factors, lending management/staff, lending policies/procedures, loss and recovery trends, nature and volume of portfolio, nonaccrual trends, and other adjustments, problem loan trend and quality of loan review system by loan sector, into account when estimating the allowance for loans losses for both performing and nonperforming loans, which resulted in an increased provision for loan losses.  Management believes real estate values have largely returned to more stable values, which should result in a less erratic change to the loan loss reserve for this component.  However, the primary area of concern continues to center around the economy and related job growth.  Sustained growth in unemployment may necessitate additional increases to the provision for loan losses.  See “PROVISION AND ALLOWANCE FOR LOAN LOSSES” for more discussion.

Non-interest income totaled $1,782,796 in 2009 compared to $1,624,110 in 2008.  Service charge fees on deposit accounts and other fees and commissions earned account for the majority of non-interest income.  During 2009, the Company earned $1,148,852 from service charges on deposit accounts compared to $1,139,125 in 2008.  The increase resulted primarily from increased revenue from overdraft fees, which is driven by overdraft activity.  Other service fees and commissions totaled $592,264 in 2009 compared to $435,991 in 2008.  The increase was primarily a result of fees from the origination of mortgage loans at the Bank level and increased fees from Visa, MasterCard and ATM interchange fees.  During 2008, the Company and its partner in Bank of Asheville Mortgage Company, LLC agreed to dissolve the company, which closed effective October 31, 2008.   Prior to June 2008, fees from the origination of mortgage loans were originated through the Mortgage Company.  Thereafter, the Bank assumed the role as a mortgage broker for mortgage loan origination, which produced fee income of $56,600 during 2008 compared to $136,615 during 2009.  Fees from Visa, MasterCard and ATM interchange activity generated $348,995 and $288,689 for 2009 and 2008, respectively.  The Mortgage Company posted a net loss of $30,590 during 2008 of which $15,295 was the Company’s portion.  Other income, primarily the fees from the sales of checks and deposit slips, net loan servicing fees and recoveries other than loans, provided additional income of $41,680 in 2009 compared to $64,289 in 2008.

Other expenses totaled $6,799,336 in 2009 compared to $6,132,224 in 2008. Expenses increased as a result of increased expenses associated with servicing the growth in loans and deposits, foreclosure expense and increased FDIC premiums.  Salaries and benefits accounted for $3,189,128 in 2009 or 46.90% of other expenses compared to $3,186,975 or 51.97% in 2008.  Data processing fees increased from $562,139 in 2008 to $658,666 in 2009.  The increase reflects an increased number of accounts as well as account activities, increased services such as remote deposit capture, and expanded internet banking activities.  Professional fees increased from $292,866 during 2008 to $342,333 during 2009.  Expenses related to foreclosed properties totaled $109,157 in 2009 compared to $44,898 in 2008, which was related to increased volume in foreclosures.  The most significant noninterest expense during the year resulted from FDIC premiums, which increased from $89,255 in 2008 to $415,462 in 2009.  The annual assessment increased from approximately 5 basis points during 2008 to 14 basis points during 2009.  In addition, the Company was charged a special assessment in the amount of 5 basis points totaling $101,617.  The primary reason for both the special assessment and increase in premium rates was to shore up FDIC’s depository insurance fund for recent and projected bank failures.

At the end of 2009, the FDIC changed its methodology in assessing financial institutions for premiums.  One change was to charge for assessments based on a 3-year prepaid basis rather than quarterly arrears.  Another change was to base the assessment on net assets rather than total deposits.  This formula change results in financial institutions with lower capital to bear a larger portion of the assessment than those institutions which are more strongly capitalized.  The Company was assessed a prepaid premium of $1,135,670 in late December 2009.  The assessment was based on a 5% per year projected growth in deposits over the next three years and premium rates of approximately 15 basis points, 18 basis points and 18 basis points for 2010, 2011 and 2012, respectively.  The prepaid expense will be amortized over 12 quarters from 2010 to 2012. The assessment rates, including the special assessment, are subject to change at the discretion o the Board of Directors of the FDIC.

NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits) represents the most significant portion of the Company’s earnings.  It is management’s on-going policy to maximize net interest income, while maintaining an acceptable level of risk.  Net interest income totaled $7,881,192 and $7,243,574 for 2009 and 2008, respectively, representing an increase of 8.80% for 2009 over 2008 and a 7 basis point decrease in interest rate spread.  A contributing factor in the Company’s decrease in yield on earning assets resulted from the Company’s policy of reversing current year accrued, but unpaid interest on nonaccrual loans, which amounted to over $388,000 during 2009 and/or deferring interest on certain troubled debt restructures.  The Company then recognizes interest income on nonaccrual loans based upon the cash basis rather than accrual basis.   Other troubled debt restructures resume interest based upon the accrual method of accounting.  During 2009, the net yield in earnings assets declined 36 basis points from 4.20% in 2008 to 3.84% in 2009.  The Company continues efforts to maximize this spread by management of both loan and deposit rates in order to support the overall earnings growth.  The following table presents the daily average balances, interest income/expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last two years.

Index

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
For the Years Ended December 31,
		2009			2008
		Average			Average
	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Cost	Expense	Balance	Cost	Expense

ASSETS:
Loans (1)	$180,310,653	6.18%	$11,137,125	$149,214,736	7.36%	$10,983,342
Taxable securities (2)	13,474,675	4.92%	663,004	16,659,065	5.03%	838,416
Non-taxable securities (3)	9,614,804	5.98%	379,272	9,079,604	5.98%	358,109
Federal funds sold	925,973	.13%	1,185	2,000,840	2.31%	46,259
Interest-bearing deposits	6,206,766	.28%	17,355	92,133	1.84%	1,698
Total interest-earning
assets	210,532,871	5.89%	12,197,941	177,046,378	7.01%	12,227,824
All other assets	8,426,456			7,275,063
Total assets	$218,959,327			$184,321,441

LIABILITIES AND
SHAREHOLDERS’
EQUITY:
Interest-bearing deposits	$166,182,214	2.37%	3,943,643	$132,715,285	3.37%	4,477,689
Short-term borrowings	4,394,121	3.69%	162,027	1,079,359	1.92%	20,696
Long-term debt	5,011,928	4.21%	211,079	8,124,000	5.98%	485,865
Total interest-bearing
liabilities	175,588,263	2.46%	4,316,749	141,918,644	3.51%	4,984,250
Other liabilities	25,853,256			26,542,201
Shareholders’ equity	17,517,808			15,860,596
Total liabilities and
shareholders’ equity	$218,959,327			$184,321,441

Net yield on earning-		3.84%	$7,881,192		4.20%	$7,243,574
assets and net interest
income (4)
Interest rate spread (5)		3.43%			3.50%

(1)	Nonaccrual loans have been included.
(2)	Includes investment in Federal Home Loan Bank.
(3)	Yields on tax-exempt investments have been adjusted to the tax equivalent basis using 34%.
(4)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.
(5)	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

Interest and Rate/Volume Variance
For the Years Ended December 31,

	2009 Compared to 2008			2008 Compared to 2007
	Volume (1)	Rate(1)	Total	Volume (1)	Rate (1)	Total
Interest-bearing deposits in other banks	$64,895	$(49,238)	$15,657	$(2,525)	$(3,337)	$(5,862)
Investment securities	(137,363)	(16,886)	(154,249)	(81,319)	32,104	(49,215)
Federal Funds sold	(13,113)	(31,961)	(45,074)	(30,414)	(64,222)	(94,636)
Loans	2,104,788	(1,951,005)	153,783	1,787,746	(2,311,643)	(523,897)
Decrease in interest income	$2,019,207	$(2,049,090)	$(29,883)	$1,673,488	$(2,347,098)	$(673,610)

Interest-bearing deposits	$961,671	$(1,495,717)	$(534,046)	$734,830	$(941,968)	$(207,138)
Borrowings	9,598	(143,053)	(133,455)	1,973	(106,091	(104,118)
Decrease in interest expense	$971,269	$(1,638,770)	$(667,501)	$736,803	$(1,048,059)	$(311,256)

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variance.

Index

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS
(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2009, such unfunded commitments to extend credit were $26,179,686.

Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships, limited liability companies or trusts. However, the Bank has contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2009, payments due under such operating lease arrangements were $189,255, $193,005, $198,255, $198,255 and $198,255 in 2010 through 2014, respectively.

Liquidity requirements of the Company are met primarily through two categories of funds.  The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit less than $100,000.  The Company considers these to be a stable portion of the Company’s liability mix and results of on-going stable commercial and consumer banking relationships.  At December 31, 2009 and 2008, core deposits totaled $169,956,254 or 86.22%, and $144,014,424 or 84.31%, respectively, of the Company’s total deposits.

The other principal methods of funding utilized by the Company are through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short-term and long-term borrowings.  The Company’s policy is to emphasize core deposit growth rather than purchased or brokered liabilities as the cost of these funds is greater.  Upstream correspondent banks, including the Federal Home Loan Bank of Atlanta, have made available to the Company lines of credit of approximately $20.5 million.  Funding can also be borrowed from the Federal Reserve Bank’s discount window.  Funds borrowed from the Federal Reserve Bank are based upon a percentage of the underlying collateral.  The Company has incurred limited need to borrow from the Federal Reserve Bank; as a result no securities have been allocated to secure borrowings.  As of December 31, 2009, the Bank had investment securities of $374,673 pledged to secure repurchase agreements compared to $975,140 at December 31, 2008.

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

Index

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

Interest-bearing liabilities and the loan portfolio are generally repriced to current market rates. The Company’s balance sheet is liability-sensitive in the one-year time period; meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Theoretically, during periods of falling rates, this results in increased net interest income. The opposite occurs during periods of rising rates.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which are projected to reprice or mature in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities.  Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  In addition, the table reflects scheduled principal payments which will be received throughout the lives of mortgage-backed securities.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

INTEREST RATE SENSITIVITY (GAP ANALYSIS)
DECEMBER 31, 2009

	1 – 90	91 – 180	181 – 365	Total	Non-
	Days	Days	Days	One Year	Sensitive	Total

Interest-earning assets:
Interest bearing deposits	$1,550,240	$-	$-	$1,550,240	$-	$1,550,240
Investment securities	449,485	317,542	492,174	1,259,201	23,354,379	24,613,580
Federal Home Loan
Bank stock	592,300	-	-	592,300	-	592,300
Loans	129,629,423	5,313,291	16,722,610	151,665,324	33,809,549	185,474,873
Total interest-earning assets	132,221,448	5,630,833	17,214,784	155,067,065	57,163,928	212,230,993

Interest-bearing liabilities:
Time deposits	37,529,668	24,894,770	35,723,469	98,147,907	2,481,439	100,629,346
All other deposits	72,924,394	-	-	72,924,394	-	72,924,394
Short-term borrowings	4,374,673	-	-	4,374,673	-	4,374,673
Long-term debt	4,124,000	-	-	4,124,000	-	4,124,000
Total interest-bearing liabilities	118,952,735	24,894,770	35,723,469	179,570,974	2,481,439	182,052,413

Interest sensitivity gap	$13,268,713	$(19,263,937)	$(18,508,685)	$(24,503,909)
Cumulative interest
sensitivity gap		(5,995,224)	$(24,503,909)
Interest-earning assets
as a percent of interest
sensitive liabilities	111.2%	22.6%	48.2%	86.4%
Cumulative interest-earning
assets as a percent of interest
sensitive liabilities	111.2%	95.8%	86.4%

The Company has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities for the total one year gap.

The following table presents the maturity distribution of the Company’s loans by type, including fixed rate loans.

MATURITIES AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST RATES
AS OF DECEMBER 31, 2009

	Within	One to	Five
	One	Five	Years or
	Year	Years	More

Commercial, financial and agricultural	$16,472,224	$5,742,929	$3,618,767
Real estate – mortgage	44,853,154	40,753,270	3,237,101

Predetermined rate, maturity
greater than one year	-	46,496,199	6,855,868
Variable rate or maturing within
one year	61,325,378	-	-

The Company paid an average rate of 2.37% on interest-bearing deposits during 2009 compared to 3.37% during 2008.  The Company was able to improve its cost of funds as regional and national financial institutions tightened up on credit extensions, which reduced the demand for deposits, and by maintaining short-durations on certificates of deposits, which allowed the Company to reprice deposits in a falling interest rate environment.  Collectively, these activities resulted in a lower cost of funds.  Additionally, with the increased availability of funds in the market, the Company decreased outstanding certificates of deposits from other financial institutions by $5,014,382 to $16,921,351.  At December 31, 2009 the average yield on certificates of deposits was 2.04% compared to 3.23% a year earlier.  Total time deposits increased from $96,619,476 to $100,629,346 or 4.15%.  In an effort to increase core deposits during 2008, the Company introduced a new NOW account, eZchecking, which pays an above market interest rate on balances up to $25,000.  Qualifiers for the account include a minimum of 10 debit card transactions, one direct deposit and receipt of electronic statement each month.  The Company earns interchange revenue from debit card usage and can deliver electronic statements more cost efficiently than through standard U.S. mail; these two factors effectively minimize the cost of funds on the product.  At December 31, 2008, the Company had 789 eZchecking accounts totaling $9,283,769 in deposits compared to 1,818 accounts with a balance of $29,777,082 at December 31, 2009.  Approximately 69% of these accounts represent new relationships and 31% represent existing relationships that transferred from another deposit product or opened this account in addition to other accounts

Index

maintained with the Company.  Total NOW accounts increased from $18,319,836 to $43,591,452 or 137.95%.  Savings accounts grew by 30.96% to $2,890,582, while demand and money market accounts decreased by $3,656,260, partly attributable to the introduction and popularity of eZchecking.  Increased customer awareness of interest rates increases the importance of rate management by the Company.  The Company’s management continuously monitors market pricing, competitor rates, and profitability.  Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing overall profit management.  The daily average amounts of deposits of the Company are summarized below.

Average Deposits
For the Year Ended December 31, 2009

Non-interest bearing deposits	$24,393,630
Interest-bearing	166,182,214
Total	$190,575,844

The above table includes deposits of $100,000 or more, which at December 31, 2009 totaled $27,166,487.  The table below presents the maturities of deposits of $100,000 or more.

Maturities of Time Deposits of $100,000 or More
December 31, 2009

Greater
	Within	Within	Within	Than
	Three	Six	Twelve	One
	Months	Months	Months	Year

Time deposits of $100,000 or more	$13,279,123	$5,459,760	$7,428,451	$999,153

On October 14, 2008, the FDIC announced a new program, Temporary Liquidity Guarantee Program (“TLGP”), aimed at strengthening consumer confidence and encouraging liquidity in the banking system.  Participation in the program is voluntary and funded by participating institutions; the Company has elected to participate.  As part of the TLGP full coverage of non-interest-bearing deposit transaction accounts, regardless of amount, was instituted.  Congress had previously increased the amount of deposit insurance coverage from $100,000 to $250,000 on other accounts through December 31, 2009.  The increased insurance coverage will remain in effect until December 31, 2013.

CAPITAL RESOURCES

As of December 31, 2009 and 2008, the Company’s ratio of total capital to risk-adjusted assets was 11.84%, and 12.62%, respectively.  Average capital to average assets totaled 8.00% and 8.60% at December 31, 2009 and 2008, respectively.  The Company remains well capitalized and fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory requirements.  The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company’s liquidity, capital resources or operations.

As of December 31, 2009, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

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

Index

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

The Company used funds from the trust preferred securities to inject approximately $3.8 million of capital into the Bank during 2003 to support growth within its existing offices and to open two additional full-service offices within its market.

LOANS

Total loans outstanding at December 31, 2009 and 2008 were $185,474,873 and $171,239,692, respectively.  Historically, the Bank has made loans within its market areas.  The Bank generally considers its primary market to be Buncombe County in North Carolina.  Emphasis is placed on commercial loans to small- and medium-sized business and consumers.  The amounts and types of loans outstanding for the past five years are shown in the following table.

LOANS
December 31,

		2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

LOANS
Real Estate-
Construction	$68,712,886	37%	$59,486,736	35%	$36,559,609	27%	$30,224,993	25%	$19,350,978	19%
Mortgage	88,843,525	48%	81,446,145	47%	72,149,288	53%	67,334,420	55%	59,187,153	59%
Commercial, financial, and
agricultural	25,833,920	14%	27,923,001	16%	24,792,538	18%	23,318,857	19%	19,635,598	19%
Consumer	2,254,665	1%	2,711,134	2%	2,569,211	2%	1,851,043	1%	2,531,935	3%
Subtotal	185,644,996	100%	171,567,016	100%	136,070,646	100%	122,729,313	100%	100,705,664	100%
Deferred originations fees, net	(170,123)		(327,324)		(336,422)		(265,593)		(212,062)
Total	$185,474,873		$171,239,692		$135,734,224		$122,463,720		$100,493,602

Real estate loans comprised 85% of the portfolio in 2009 compared to 82% in 2008.  Commercial loans comprised 14% of the portfolio in 2009 compared to 16% in 2008, while consumer loans comprised 1% in 2009 and 2% in 2008.  Commercial loans of $25,833,920, consumer loans of $2,254,665 and real estate mortgage loans of $88,843,525 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business and other generally recurring sources of income.  Real estate construction loans of $68,712,886 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

As stated previously, the primary driving factors for loan growth included a strong migration from larger banks to community banks, and loan draws on commitments entered into during the latter part of 2008 and early 2009.  Loan growth also reflected the Company’s commitment to meet the needs of local borrowers, both existing and new.  Total non-owner occupied loans increased from $88,076,455 to $93,004,204.  These loans primarily represent residential acquisition and development (“ADC) real estate loans, which increased from $57,712,174 to $66,364,620 and commercial real estate, which decreased from $30,268,093 to $26,560,538.  Residential ADC loans consist of short-term construction facilities with the majority having takeouts for permanent financing.  Commercial real estate non-owner occupied loans decreased as a result of net loan payoffs.  Commercial real estate owner-occupied increased from $28,310,431 to $34,998,710 as a result of loan draws on new and previously committed construction projects.  Commercial and industrial loans decreased from $27,923,001 to $25,833,920 primarily due to net payoffs.  Residential mortgage loans increased from $14,508,346 to $18,223,953 primarily in the first lien, closed end loans, due to the Company’s commitment to service local customers in an economy where mortgage financing alternatives became increasingly difficult.  Home equity lines of credit increased from $10,037,649 to $11,329,544 as primarily as a result of increased draws on available lines of credit, while consumer loans remained relatively flat at $2,254,665.

The Bank has a diversified loan portfolio with two notable concentrations.  While management believes there is no concentration to any one borrower, a concentration does exist among a group of interrelated parties.  The Bank has funded a total of 14 commercial notes totaling in excess of $13,000,000 to individuals, who appear to have interrelated business connections; a portion of which is secured by residential lots in an upscale development that has filed for protection under Chapter 11 bankruptcy.  The individual borrowers, however, had not filed bankruptcy.  All notes to group of related parties were classified as nonaccrual at year end, and had been written-down to net realizable values.  Management monitors these loans closely and meets with the borrowers on a frequent basis.

Index

The Bank’s loan portfolio also reflects a concentration in real estate lending; however, that lending is spread across a diverse group of businesses and industries.  The Bank further mitigates its exposure to real estate construction lending by limiting the number of unsold houses to four per developer.  Currently, home developer loans have an average balance of approximately $300,000 per unit.  The Bank uses third party building inspectors to evaluate construction progress.  Based upon reports provided by the inspectors, the Bank stands better equipped to monitor and distribute loan draws according to percent of project completed.  Approximately 27% of commercial real estate mortgage loans are owner-occupied.  In general, owner-occupied loans pose lower risks than non-owner-occupied loans as there is lower risk of the borrower-tenant leaving the building for a better lease.  Additionally, in the normal owner-occupied loan situation, personal guarantees for the loan are present. Lastly, the Bank also contracts with a third party loan reviewer to evaluate a selection of loans on a quarterly basis.  The reviewer provides feedback on quality of loan underwriting, timeliness of customer financial statements, independent global cash flow analysis, concentrations of credit risk and loan risk grading, among others.  Management believes this third party review to be an integral part of its internal controls and risk monitoring systems.

The following tables provide a more detailed analysis of the Company’s loan portfolio and allocation of the allowance for loan losses at December 31, 2009.

Loan Type

	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	Allowance to Loans Outstanding
Commercial real estate:
Residential ADC	$66,364,620	$13,727,832	20.69%	$1,155,897	1.74%
Other Commercial	26,560,538	1,978,194	7.45%	426,547	1.61%
Agricultural	79,046	-	-	1,255	1.59%
Total non-owner occupied	93,004,204	15,706,026	16.89%	1,583,699	1.70%
Commercial real estate
owner-occupied	34,998,710	4,954,493	14.16%	492,379	1.41%
Commercial:
Construction and industrial	25,833,920	3,750,470	14.52%	878,086	3.40%
Residential mortgage:
1st lien; closed end	15,981,062	826,975	5.17%	212,297	1.33%
Junior lien; closed end	2,242,891	-	-%	46,136	2.06%
Total residential mortgage	18,223,953	826,975	4.54%	258,433	1.42%
Home equity lines	11,329,544	224,021	-%	147,067	1.30%
Consumer - other	2,254,665	-	-%	152,599	6.77%
Deferred fees/costs and
unallocated reserve	(170,123)	-	-%	-	-%
Total	$185,474,873	$25,461,985	13.73%	$3,512,263	1.89%

At December 31, 2009, restructured loans, including both nonaccrual and performing, were largely concentrated in the residential ADC sector of commercial real estate notes followed by owner-occupied commercial real estate notes as shown below.

Loan Type

			Restructured
	Loans	Restructured	Loans to Loans
	Outstanding	Loans	Outstanding
Commercial real estate:
Residential ADC	$66,364,620	$6,841,817	10.31%
Other Commercial	26,560,538	459,308	1.73%
Agricultural	79,046	-	-
Total non-owner occupied	93,004,204	7,301,125	7.85%
Commercial real estate
owner-occupied	34,998,710	1,695,614	4.84%
Commercial:
Construction and industrial	25,833,920	243,835	.94%
Residential mortgage:
1st lien; closed end	15,981,062	696,007	4.36%
Junior lien; closed end	2,242,891	-	-%
Total residential mortgage	18,223,953	696,007	3.82%
Home equity lines	11,329,544	394,466	3.48%
Consumer - other	2,254,665	8,804	.39%
Deferred fees/costs	(170,123)	-	-%
Total	$185,474,873	$10,339,851	5.57%

Index

Restructured owner-occupied commercial real estate was comprised of four large commercial customers with combined balances of approximately $1.7 million.  Four of the six loans totaling approximately $1.1 million were in compliance with modified terms.  Restructured non-owner occupied commercial real estate of approximately $7.3 million is comprised of eight customers with a total of 12 notes.  One customer, who has loans of $1.9 million, has negotiated a sale with a potential buyer, who plans to offer an amount well in excess of the outstanding debt.  Management has been actively involved with both the buyer and seller of this project.

NONPERFORMING ASSETS

	December 31,

	2009	2008	2007	2006	2005
NONPERFORMING ASSETS
Nonaccrual	$22,870,696	$268,053	$195,683	$975,190	$1,754,653
Restructured loans	2,591,289	48,049	-	-	-
Nonperforming loans	25,461,985	316,102	195,683	975,190	1,754,653
Other real estate owned	511,112	205,006	87,787	106,000	127,000
Repossessions	-	-	-	-	-

Total	$25,973,097	$521,108	$283,470	$1,081,190	$1,881,653
Restructured loans not included in
categories above	$7,748,562	$-	$-	$-	$-

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally are issued at then current market rates and have fixed expiration dates of 1 year or other termination clauses.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements.  Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit was $26,179,686 and $30,886,835 at December 31, 2009 and 2008, respectively.

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

For real estate loans that are collateral dependent, management may order new appraisals or utilize the most recent third party appraisals on-hand to determine the retail collateral values.  If recent appraisals have not been received by the measurement date, discounts are applied at increasing rates based upon age against the valuation on file.  Physical inspections are performed to supplement the valuation process.   If third party appraisals are not available, management may utilize in-house appraisals.   In-house appraisals are based upon most current available tax valuations supplemented with visual inspection of the property.  Tax valuations are adjusted for changes in market conditions, if needed.  Often, these are interim steps before receiving an outside appraisal.  For collateral dependent loans other than real estate, management assesses the valuation based upon borrower’s most recent financial statements or tax returns.  Liquidation costs are deducted from the valuations to determine the net realizable value.  For loans that are not collateral dependent, the Company estimates the value by discounting cash flows to present value.  The difference between the net realizable value of the loan and its carrying value, which includes any accrued and unpaid interest, if applicable, is considered to be impaired and generally charged-off against the allowance for loan losses.

During 2009, the Company took proactive measures to restructure notes for businesses and individuals, where there was evidence that restructuring would improve the collectibility of the loan.  Where there was no evidence of improving collectibility, the Company exhausted all other efforts such as placing the loan on nonaccrual and allowing the customer time to liquidate assets or pursued foreclosure/repossession, if the loan was collateral dependent, otherwise, the loan was charged-off.  Troubled debt restructures are by their nature considered impaired loans.  A troubled debt restructure classified as nonaccrual can return to accrual status after a period of consistent performance, generally 6 months. The Company automatically places a loan on nonaccrual status when principal or interest becomes 90 days delinquent.  A nonaccrual loan is considered an impaired

Index

loan, but may be returned to accrual status after the borrower has demonstrated an ability to resume principal and/or interest payments in accordance with the terms of the note for a period of approximately 6 months and has provided evidence of financial strength indicating payments are likely to continue.

The recorded investment in loans that are considered to be impaired (primarily nonaccrual and restructured loans) was $33,329,137 and $349,976 at December 31, 2009 and 2008, respectively.  There was no related allowance for loan losses at December 31, 2009 or 2008, because loans either had sufficient collateral and/or cash flows or the loan had been written down to net realizable value.  The average recorded investment in impaired loans during the years ended December 31, 2009 and 2008 was $7,356,699 and $195,935, respectively.  For the years ended December 31, 2009 and 2008, the Company recognized interest income from impaired loans of $44,268 and $350 respectively.  Of the loans classified as impaired, $15,871,141 were in compliance with modified terms at December 31, 2009.

The following table presents the recorded investments in troubled debt restructure loans performing in accordance with modified terms by category at December 31, 2009:

Commercial real estate:
Residential ADC	$5,527,742
Other commercial real estate	464,270
Total non-owner occupied commercial
real estate	5,992,012
Commercial owner occupied real estate	1,172,095
Commercial, financial and agricultural	167,341
Residential mortgage:
First lien, closed end	274,151
Junior lien, closed end	-
Home equity lines of credit	198,602
Consumer	8,987
Total	$7,813,188

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of an obligor to continue to comply with repayment terms, because of the obligor’s potential operating or financial difficulties.  Management monitors these loans closely and reviews their performance on a regular basis.  These loans do not meet the standards for, and are therefore not included in, nonperforming assets or impaired loans.  At December 31, 2009, the Company identified one potential problem loan totaling $2,756 compared to one potential problem loan totaling $400,756 at December 31, 2008.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management’s best estimate of the amount needed to maintain the allowance for loan losses at an appropriate level in light of the inherent risk in the Company’s loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Loans are also considered impaired when the borrower is experiencing financial difficulty, and the lender grants concessions to the original note by the modification of credit terms, which is termed troubled debt restructure.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impaired loans are divided into two categories: 1) loans where the borrower

Index

transfers assets to the Company; and 2) those where credit terms are modified.  The latter includes reductions in the interest rate, extension of the maturity date and forgiveness of principal and/or interest payments.  Typically, the Company negotiates a workout agreement with the borrower to modify the original credit terms rather than initiate foreclosure proceedings against the delinquent borrower.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.  The deficit between the loan’s collateral value, if collateral dependent, or present value of cash flows, if not collateral dependent, and the amount of the loan is considered the impaired amount, which is charged against the allowance for loan losses.

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at December 31, 2009 and 2008 was $3,512,263 and $2,529,981 or 1.89% and 1.48%, respectively, of gross loans outstanding.   The ratio of net charge-offs to average loans outstanding was 1.24% and .18% during 2009 and 2008, respectively.  The allowance to nonperforming loans was 13.79% and 800.37% at December 31, 2009 and 2008, respectively.  During 2009, there was a significant increase in nonperforming loan, none of which have a loan loss reserve.  As discussed previously, these loans were written down to net realizable values.  The total allowance to performing loans was 2.19% and 1.48% at December 31, 2009 and 2008, respectively.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

	2009	2008	2007	2006	2005

Balance at beginning of year	$2,529,981	$2,090,125	$1,884,080	$1,760,377	$1,608,366
Loans charged-off
Commercial, financial, and
agricultural	(994,756)	(203,524)	(171,723)	(163,191)	(207,106)
Real Estate:
Construction	(693,002)	-	-	-	-
Mortgage	(493,467)	-	-	(14,160)	(129,401)
Consumer	(85,257)	(116,409,)	(85,018)	(41,104)	(33,339)
Total charge-offs	(2,266,482)	(319,933)	(256,741)	(218,455)	(369,846)
Recoveries of loans previously
charged-off:
Commercial, Financial, and
agricultural	28	13,415	24,600	22,538	28,488
Real Estate:
Construction	-	-	-	-	-
Mortgage	-	-	-	-	-
Consumer	30,336	35,089	31,461	34,975	27,099
Total Recoveries	30,364	48,504	56,061	57,513	55,587
Net charge-offs	(2,236,118)	(271,429)	(200,680)	(160,942)	(314,259)
Provision for loan losses	3,218,400	711,285	406,725	284,645	466,270
Balance at end of year	$3,512,263	$2,529,981	$2,090,125	$1,884,080	$1,760,377

Ratio of net charge-offs during
the year to average loans
outstanding during the year	1.24%	.18%	.16%	.14%	.35%

Allowance coverage of non-
performing loans	13.79%	800.37%	1,068.12%	193.20%	100.33%

The Company operates in a well diversified market.  Major economic drivers include tourism, medical industry and light manufacturing.  While the Company’s market area has not experienced some of the extreme economic hardships portrayed nationally or within North Carolina as a whole, it has not been immune.  The unemployment rate increased from 4.8% at December 31, 2008 to 8.2% at December 31, 2009 compared to a national unemployment rate of 10.2% at December 31,

Index

2009.  During 2009, lost jobs/closings/layoffs totaled 941 compared to none during 2008.  Residential mortgage sales in the market have slowed down; however the Company has not experienced the same magnitude as the national market.  While the Bank’s losses related to real estate lending have been low historically, the volatility of the real estate development market loans in our market resulted in additional increases in our exposure to losses during 2009 and could bear similar or higher results during 2010, if the economy does not begin to demonstrate tangible increased performance.

Nonperforming loans increased from $316,102 to $25,461,985.  Current nonaccrual loans represent 64 loans with 35 customers compared to five loans with two customers at December 31, 2008.  Although,  several customers have resumed payments, management has continued to classify the relationships as nonaccrual until such time as the borrowers demonstrate a consistent and consecutive payment history.  Restructured notes totaled $10,339,851 of which $2,591,289 was on nonaccrual and $7,748,562 was in conformance with modified terms at December 31, 2009.  This classification represents 22 loans with 14 customers.  Loans in this category were substantially in compliance with modified terms and conditions; no loan was delinquent 30 days or more at December 31, 2009.  Management has reviewed each nonperforming and restructured loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  Throughout 2009, management focused on working with customers, who were experiencing temporary cash flow problems, and maintained its in-depth underwriting analysis, training and loan monitoring.  Management continued its engagement of third party loan review services to supplement and validate overall loan review analytics and portfolio risk assessments.  Based upon this analysis, management believes the allowance is adequate to support current loans outstanding.

During 2009, there were no changes in the estimation methods that affected our methodology for assessing the appropriateness of the formula and specific allowance for credit losses.  However, during 2008, the Company initiated a more granular analysis to the loan portfolio.  Broad loan categories were subdivided into smaller categories with similar risks and assigned a risk weighting.  As a result, a more precise reserve was estimated that resulted in a slight decrease in the overall reserve as a percent to gross loans outstanding from 2007 to 2008.  Changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers affect the assessment of the allowance.

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real Estate	$2,481,578	85%	$2,001,660	82%	$1,596,565	80%	$1,443,604	80%	$1,350,460	78%
Commercial, Financial
and Agricultural	878,086	14%	465,388	16%	437,351	18%	401,777	19%	341,925	19%
Consumer	152,599	1%	50,786	2%	56,209	2%	38,699	1%	67,992	3%
Unallocated	-	-	12,147	-	-	-	-	-	-	-
Total allowance	$3,512,263	100%	$2,529,981	100%	$2,090,125	100%	$1,884,080	100%	$1,760,377	100%

INVESTMENT SECURITIES

At December 31, 2009 and 2008, securities carried at market value totaled $25,046,500 and $23,778,449, respectively, with amortized costs of $24,613,580 and $23,750,009, respectively.  All investment securities are available for sale.  Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors.

Index

MATURITIES AND YIELDS OF DEBT SECURITIES

December 31, 2009
Available for sale: (1)

	Amortized
TYPE	Cost	Yields (2)
Residential mortgage-backed securities-
within 1 year	$501,935	3.4%

U.S. Government agencies- within 1 to 5 years	1,019,655	5.0%
Residential mortgage-backed U.S. government
agencies securities- within 1 to 5 years	999,939	3.8%
Municipal bonds- due within 1 to 5 years	1,549,329	4.9%
Total- within 1 to 5 years	3,568,923	4.6%

U.S. Government agencies- within 5 to 10 years	1,265,259	5.5%
Residential mortgage-backed U.S. government
agencies securities- within 5 to 10 years	722,932	4.7%
Municipal bonds- within 5 to 10 years	1,642,396	5.2%
Total- within 5 to 10 years	3,630,587	5.2%

Residential mortgage-backed U.S. government
agencies securities- greater than 10 years	9,227,386	4.8%
Municipal bonds- greater than 10 years	7,684,749	6.2%
Total- greater than 10 years	16,912,136	5.5%

Total	$24,613,580	5.3%

December 31, 2008
Available for sale: (1)

	Amortized
TYPE	Cost	Yield (2)
Mortgage-backed securities- within 1 year	$240,221	4.2%

Mortgage-backed securities- within 1 to 5 years	2,103,448	3.7%
Municipal bonds- due within 1 to 5 years	556,143	5.0%
Total- within 1 to 5 years	2,659,591	4.0%

U.S. Government agencies- within 5 to 10 years	2,763,368	5.3%
Residential mortgage-backed U.S. government
agencies securities- within 5 to 10 years	1,271,173	4.7%
Municipal bonds- within 5 to 10 years	1,087,083	5.5%
Total- within 5 to 10 years	5,121,624	5.2%

Residential mortgage-backed U.S. government
agencies securities- greater than 10 years	8,095,315	5.7%
Municipal bonds- greater than 10 years	7,633,258	6.1%
Total- greater than 10 years	15,728,573	5.9%

Total	$23,750,009	5.5%

(1)	Securities available for sale are stated at amortized cost.
(2)	Yields on tax-exempt securities have been adjusted to the tax equivalent basis using 34%.

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

Index

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

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investments are reviewed quarterly for indicators of other-than-temporary impairment.  This determination requires significant judgment.  In making this judgment, management employs a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of investments.  If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the intent and ability to hold the investment.  Management also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, operational and financing cash flow factors, and rating agency actions.  Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in other comprehensive income and/or to earnings, for the portion of loss that is credit related.  If a charge results from credit related issues, a new cost basis in the investment is established.  If market, industry and/or investee conditions deteriorate, management may incur future impairments.  No investments have been deemed other-than-temporarily impaired.

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

Index

SELECTED FINANCIAL INFORMATION AND OTHER DATA

SELECTED AVERAGE BALANCES:

	2009	Yield	2008	Yield

Non-interest bearing demand deposits	$24,393,630		$25,197,933
Interest-bearing demand deposits	60,333,446	1.14%	44,657,862	1.84%
Savings deposits	2,482,344	.40%	2,270,741	.49%
Time deposits	103,366,424	2.78%	85,786,682	4.25%
Total deposits	$190,575,844		$157,913,218

SELECTED PERFORMANCE RATIOS:

Return on average assets	(.03)%	.71%
Return on average equity	(.42)%	8.20%
Dividend payout ratio	0%	0%
Equity to assets ratio	8.00%	8.60%

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

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies such as the Registrant are not required to provide the information required by this item.

Index

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	28

Consolidated Balance Sheets as of December 31, 2009 and 2008	29

Consolidated Statements of Operations and Comprehensive Income
for the years ended December 31, 2009 and 2008	30

Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2009 and 2008	32

Consolidated Statements of Cash Flows
for the years ended December 31, 2009 and 2008	33

Notes to Consolidated Financial Statements	34

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Weststar Financial Services Corporation:

We have audited the accompanying consolidated balance sheets of Weststar Financial Services Corporation and Subsidiary (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weststar Financial Services Corporation and Subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina
April 13, 2010

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008

Cash and cash equivalents:
Cash and due from banks	$6,785,293	$4,200,866
Interest-bearing deposits	1,550,240	218,912
Total cash and cash equivalents	8,335,533	4,419,778
Investment securities - available for sale, at fair value
(amortized cost of $24,613,580 and $23,750,009 at
December 31, 2009, and 2008, respectively)	25,046,500	23,778,449
Loans	185,474,873	171,239,692
Allowance for loan losses	(3,512,263)	(2,529,981)
Net loans	181,962,610	168,709,711
Premises and equipment, net	2,415,933	2,652,007
Accrued interest receivable	886,471	1,030,460
Federal Home Loan Bank stock, at cost	592,300	585,600
Deferred income taxes	985,802	810,921
Foreclosed properties	511,112	205,006
Other assets	3,019,479	667,040

TOTAL	$223,755,740	$202,858,972

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Demand	$23,569,001	$22,251,288
NOW accounts	43,591,452	18,319,836
Money market accounts	26,442,360	31,416,333
Savings	2,890,582	2,207,173
Time deposits of $100,000 or more	27,166,487	26,799,682
Other time deposits	73,462,859	69,819,794
Total deposits	197,122,741	170,814,106
Short-term borrowings	4,374,673	5,919,140
Accrued interest payable	372,356	565,105
Other liabilities	917,762	926,050
Long-term debt	4,124,000	8,124,000
Total liabilities	206,911,532	186,348,401

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, authorized - 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $1 par value, authorized - 9,000,000 shares;
outstanding shares – 2,167,517 and 2,125,747 at
December 31, 2009 and 2008, respectively	2,167,517	2,125,747
Additional paid-in capital	6,269,404	6,152,868
Retained earnings	8,141,258	8,214,480
Accumulated other comprehensive income	266,029	17,476
Total shareholders’ equity	16,844,208	16,510,571

TOTAL	$223,755,740	$202,858,972

See Notes to Consolidated Financial Statements

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2009 and 2008

	2009	2008
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,137,125	$10,983,342
Federal funds sold	1,185	46,259
Interest-bearing deposits	17,355	1,698
Investments:
Taxable interest income	661,149	812,490
Non-taxable interest income	379,272	358,109
Dividends	1,855	25,926
Total interest and dividend income	12,197,941	12,227,824

INTEREST EXPENSE:
Time deposits of $100,000 or more	764,558	1,207,029
Other time and interest bearing-deposits	3,179,085	3,270,660
Short-term borrowings	162,027	20,696
Long-term debt	211,079	485,865
Total interest expense	4,316,749	4,984,250

NET INTEREST INCOME	7,881,192	7,243,574

PROVISION FOR LOAN LOSSES	3,218,400	711,285

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	4,662,792	6,532,289

OTHER INCOME:
Service charges on deposit accounts	1,148,852	1,139,125
Other service fees and commissions	592,264	435,991
Equity in loss of Bank of Asheville Mortgage Company, LLC	-	(15,295)
Other	41,680	64,289
Total other income	1,782,796	1,624,110

OTHER EXPENSES:
Salaries and wages	2,816,586	2,608,631
Employee benefits	372,542	578,344
Occupancy expense, net	558,118	484,065
Equipment rentals, depreciation and maintenance	368,534	419,377
Supplies	263,353	265,176
Data processing fees	658,666	562,139
Professional fees	342,333	292,866
Marketing	320,149	312,234
FDIC insurance premiums	415,462	89,255
Audit, tax and accounting expenses	159,040	136,563
(Income) expense from foreclosed properties	109,157	44,898
Other	415,396	338,676
Total other expenses	6,799,336	6,132,224

INCOME (LOSS) BEFORE INCOME TAX PROVISION(BENEFIT)	(353,748)	2,024,175

INCOME TAX PROVISION (BENEFIT)	(280,526)	722,863

NET INCOME (LOSS)	$(73,222)	$1,301,312

See Notes to Consolidated Financial Statements

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
Years Ended December 31, 2009 and 2008

	2009	2008

OTHER COMPREHENSIVE INCOME BEFORE TAX:
Unrealized holding gains on securities available for sale	$404,480	$5,885
Tax effect	(155,927)	(2,270)
OTHER COMPREHENSIVE INCOME, NET OF TAX	248,553	3,615

COMPREHENSIVE INCOME	$175,331	$1,304,927

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(.03)	$.61

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(.03)	$.57

See Notes to Consolidated Financial Statements

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2009 and 2008

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-In	Retained	hensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2007	2,118,437	$2,118,437	$6,133,773	$6,913,168	$13,861	$15,179,239

Net unrealized gains
securities available for sale	-	-	-	-	3,615	3,615
Issuance of common stock pursuant
to the exercise of stock options	7,310	7,310	12,587	-	-	19,897
Tax benefit on exercise of non-
qualified stock options	-	-	6,508	-	-	6,508
Net income	-	-	-	1,301,312	-	1,301,312

BALANCE, DECEMBER 31, 2008	2,125,747	2,125,747	6,152,868	8,214,480	17,476	16,510,571

Net unrealized gains
securities available for sale	-	-	-	-	248,553	248,553
Issuance of common stock pursuant
to the exercise of stock options	41,770	41,770	94,400	-	-	136,170
Tax benefit on exercise of non-
qualified stock options	-	-	22,136	-	-	22,136
Net loss	-	-	-	(73,222)	-	(73,222)

BALANCE, DECEMBER 31, 2009	2,167,517	$2,167,517	$6,269,404	$8,141,258	$266,029	$16,844,208

See Notes to Consolidated Financial Statements

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(73,222)	$1,301,312
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	325,663	374,363
Provision for loan losses	3,218,400	711,285
Premium amortization and discount accretion, net	(28,909)	(21,429)
Deferred income tax provision	(330,808)	(240,597)
Loss from foreclosed properties	103,628	38,935
Gain on disposals of premises and equipment	-	499
(Increase) decrease in accrued interest receivable	143,989	(57,857)
(Increase) decrease in other assets	(2,352,439)	228,662
Decrease in accrued interest payable	(192,749)	(2,605)
Increase (decrease) in other liabilities	(8,288)	149,686
Net cash provided by operating activities	805,265	2,482,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(5,584,936)	(2,032,005)
Maturities of securities available for sale	4,750,274	4,394,164
Net increase in loans	(16,940,512)	(36,013,598)
Proceeds from the sales of foreclosed properties	59,479	80,547
Additions to premises and equipment	(89,589)	(45,706)
Purchase of Federal Home Loan Bank Stock	(54,200)	(122,300)
FHLB Stock Redemption	47,500	-
Net cash used in investing activities	(17,811,984)	(33,738,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts
and savings accounts	22,298,765	(26,031)
Net increase in certificates of deposits	4,009,870	21,649,121
Net increase (decrease) in short-term borrowings	(4,544,467)	4,499,471
Issuance of common stock	136,170	19,897
Tax benefit on exercise of nonqualified stock options	22,136	6,508
Proceeds from Federal Home Loan Bank advances	1,110,000	3,550,000
Maturities of Federal Home Loan Bank advances	(2,110,000)	(2,550,000)
Net cash provided by financing activities	20,922,474	27,148,966

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,915,755	(4,107,678)

CASH AND CASH EQUIVALENTS:
Beginning of year	4,419,778	8,527,456
End of year	$8,335,533	$4,419,778

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$4,509,498	$4,986,855
Cash paid for income taxes	$1,119,650	$859,756

NONCASH TRANSACTIONS:
Loans transferred to foreclosed properties	$469,213	$236,701
Net unrealized gain on investment securities available
for sale, net of deferred income tax expense	$248,553	$3,615

See Notes to Consolidated Financial Statements

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Weststar Financial Services Corporation is a holding company with one subsidiary, The Bank of Asheville (the “Bank”).  The Bank is a state-chartered commercial bank which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 28, 2000. Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities.  The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.  Bank of Asheville Mortgage Company, LLC (the “Mortgage Company”) was a state-chartered limited liability company which was organized under the laws of North Carolina on October 19, 2004 of which Weststar Financial Services Corporation was a 50% owner.  The Mortgage Company originated conventional mortgage loans.  During 2008, the Company and its partner in the Mortgage Company elected to dissolve the partnership and dissolved the Mortgage Company effective October 31, 2008.

Basis of Presentation - The consolidated financial statements include the accounts of Weststar Financial Services Corporation and its subsidiary, The Bank of Asheville (herein referred to collectively as the “Company”).  All significant intercompany accounts and transactions have been eliminated.

Accounting Standards Codification - The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009.  At that date, the ASC became FASB’s official recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through Topic, Subtopic, Section and Paragraph structure.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in writedowns of the individual securities to their fair value.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Premiums and discounts are recognized in interest expense or interest income, respectively, using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. The Company has not classified any securities as trading or held-to-maturity securities.

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

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Compensation Plans - The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  The Company measures and accounts for the cost of employee services received in exchange for an award based on the grant-date fair value of the award.  The Company discloses the excess tax benefits as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

Foreclosed Properties - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Uncertainty in income taxes applies to all “tax positions” within the scope of FASB ASC 740, “Income Taxes.”  The Company applies a “more-likely-than-not” threshold for initial recognition of a tax benefit in the financial statements, and requires measurement of the amount of benefit to be recognized based upon the larger amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority.

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

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. During 2009 and 2008, there were no shares excluded due to antidilution.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2009	2008
Weighted average number of common shares used in
in computing basic net income per share	2,144,658	2,121,308

Effect of dilutive stock options	-	150,669

Weighted average number of common shares and dilutive potential
common shares used in computing diluted net income per share	2,144,658	2,271,977

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

New Accounting Standards – On May 15, 2008, the SEC issued a proposed rule that would require domestic and foreign companies that prepare their financial statements in accordance with U.S. Generally Accepted Accounting Principles or International Financial Reporting Standards to submit their financial information using XBRL for periods ending on or after December 15, 2008 for the largest public companies, and within two years after that for all public companies.  In December 2008, the SEC voted to issue the final XBRL rules, which would require XBRL reporting by registrants with public float of more than $5 billion in periods ending after June 15, 2009; all other large accelerated files in periods ending after June 15, 2010; and all remaining registrants in periods ending after June 15, 2011.  XBRL reporting would apply to all periodic quarterly and annual reports, registration statements, and Form 8-K reports that contain updated or revised financial statements that appear in a periodic report.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provision of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 14 - Fair Value of Financial Instruments).

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to the sell the asset in an orderly transaction, and clarifies  and includes additional factors for determining when there has been a significant decrease in the market activity for an asset when the market for that asset is not active.  ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  The new accounting guidance amended prior guidance to expand certain disclosure requirements.  The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”).  ASU No. 2010-09 establishes that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  The amendments in ASU No. 2010-09 are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  Effective with the adoption of ASU No. 2010-09 on December 31, 2009, the Bank no longer discloses the date through which subsequent events have been evaluated, as the Bank evaluated subsequent events through the date the financial statements were issued.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure the fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as an asset, or (iii) another valuation technique that is

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consistent with the existing principles of ASC Topic 820, such as an income approach or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The foregoing authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s financial position or results of operations.

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

An update to FSP ASC 825, “Financial Instruments,” was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The amendment requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The Company’s adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

In June 2009, FASB issued ASC 810, “Consolidation,” which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  This standard is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated Variable Interest Entities).  The Company’s adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

2.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2009 and 2008 are as follows:

Available-for-sale securities consist of the following at December 31, 2009:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Type and Maturity Group

Residential mortgage-backed securities -
Within 1 year	$501,935	$-	$(176)	$501,759

U.S. Government agencies due –
Within 1 to 5 years	1,019,655	63,885	-	1,083,540
Residential mortgage-backed U.S.
Government agencies securities due -
Within 1 to 5 years	999,939	20,929	-	1,020,868
Municipal bonds due –
Within 1 to 5 years	1,549,329	60,297	-	1,609,626
Total due within 1 to 5 years	3,568,923	145,111	-	3,714,034

U.S. Government agencies due -
Within 5 to 10 years	1,265,259	101,087	-	1,366,346
Residential mortgage-backed U.S.
Government agencies securities due -
Within 5 to 10 years	722,932	32,432	-	755,364
Municipal bonds due –
Within 5 to 10 years	1,642,396	5,684	(9,887)	1,638,193
Total due within 5 to 10 years	3,630,587	139,203	(9,887)	3,759,903

Residential mortgage-backed U.S.
Government agencies securities due -
after 10 years	9,227,386	308,305	(48,795)	9,486,896
Municipal bonds due –
after 10 years	7,684,749	50,973	(151,814)	7,583,908
Total due after years	16,912,135	359,278	(200,609)	17,070,804

Total at December 31, 2009	$24,613,580	$643,592	$(210,672)	$25,046,500

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

2.	INVESTMENT SECURITIES (Continued)

Available-for-sale securities consist of the following at December 31, 2008:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Type and Maturity Group

Mortgage-backed securities -
Within 1 year	$240,221	$-	$(93)	$240,128

Residential mortgage-backed U.S.
Government agencies securities due -
Within 1 to 5 years	2,103,448	14,681	(2,832)	2,115,297
Municipal bonds due –
Within 1 to 5 years	556,143	12,030	-	568,173
Total due within 1 to 5 years	2,659,591	26,711	(2,832)	2,683,470

U.S. Government agencies due -
Within 5 to 10 years	2,763,368	54,941	-	2,818,309
Residential mortgage-backed U.S.
Government agencies securities due -
Within 5 to 10 years	1,271,173	35,494	-	1,306,667
Municipal bonds due –
Within 5 to 10 years	1,087,083	2,003	(3,318)	1,085,768
Total due within 5 to 10 years	5,121,624	92,438	(3,318)	5,210,744

Residential mortgage-backed U.S.
Government agencies securities due -
after 10 years	8,095,315	241,242	(7,095)	8,329,462
Municipal bonds due –
after 10 years	7,633,258	7,573	(326,186)	7,314,645
Total due after years	15,728,573	248,815	(333,281)	15,644,107

Total at December 31, 2008	$23,750,009	$367,964	$(339,524)	$23,778,449

For the years ended December 31, 2009 and 2008, there were no proceeds nor realized gains or losses from the sales of investment securities available for sale.

Securities with carrying values of $2,096,628 and $1,418,608 at December 31, 2009 and 2008, respectively, were pledged to secure public monies on deposit as required by law.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.  These investments represent securities that the Company has the positive intent and ability to hold to maturity.  The unrealized losses on investment securities as of December 31, 2009 and 2008 are a result of volatility in the market during 2009 and 2008 and relate to 13 municipal bonds and three residential mortgage-backed securities at December 31, 2009 and 15 municipal bonds and four residential mortgage-backed securities at December 31, 2008. All unrealized losses on investment securities resulted from changes in interest rates and are considered by management to be temporary given the credit ratings on these investment securities, the duration of the unrealized loss, and our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value as well as our belief that it is more likely than not that the Company will not have to sell any such securities before recovery of cost.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

2.	INVESTMENT SECURITIES (Continued)

December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Residential mortgage-
backed U.S. Government
agencies securities	$2,912,885	$(48,971)	$-	$-	$2,912,885	$(48,971)
Municipal bonds	3,998,244	(53,226)	1,377,766	(108,475)	5,376,010	(161,701)

Total temporarily impaired
securities	$6,911,129	$(102,197)	$1,377,766	$(108,475)	$8,288,895	$(210,672)

December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Mortgage-backed securities	$1,185,435	$(10,020)	$-	$-	$1,185,435	$(10,020)
Municipal bonds	5,123,390	(285,022)	568,006	(44,482)	5,691,396	(329,504)

Total temporarily impaired
securities	$6,308,825	$(295,042)	$568,006	$(44,482)	$6,876,831	$(339,524)

The aggregate cost of the Company’s cost method investment, Federal Home Loan Bank-Atlanta stock, totaled $592,300 and $585,600 at December 31, 2009 and 2008, respectively.  The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired).  In determining the impairment or lack thereof for Federal Home Loan Bank stock, the Company reviewed changes in net assets as compared to the capital stock amount of the Federal Home Loan Bank, commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the Federal Home Loan Bank, the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the Federal Home Loan Bank, and the liquidity position of the Federal Home Loan Bank.  Based upon management’s analysis, no impairment had occurred.  The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.

3.	LOANS

Loans at December 31, 2009 and 2008 classified by type are as follows:

	2009	2008
Real estate:
Construction	$68,712,886	$59,486,736
Mortgage	88,843,525	81,446,145
Commercial, financial and agricultural	25,833,920	27,923,001
Consumer	2,254,665	2,711,134
Subtotal	185,644,996	171,567,016
Net deferred loan origination fees	(170,123)	(327,324)

Total	$185,474,873	$171,239,692

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

3.	LOANS (Continued)

Nonperforming assets at December 31, 2009 and 2008:

	2009	2008

Nonaccrual loans	$22,870,696	$268,053
Restructured loans	2,591,289	48,049
Nonperforming loans	25,461,985	316,102
Foreclosed properties	511,112	205,006
Repossessions	-	-

Total	$25,973,097	$521,108
Restructured loans not included in categories above	$7,748,562	$-

The recorded investment in loans totaling $33,329,137 and $349,976, which includes nonperforming and restructured loans, were considered impaired as of December 31, 2009 and 2008, respectively.  Impaired loans of $33,329,137 and $349,976 had no related allowances for loan losses at December 31, 2009 and 2008. The Company compares the net realizable value of impaired loans against the recorded investment in such loans and generally charge-off any deficit to the allowance for loan losses.  The average recorded investment in impaired loans during the years ended December 31, 2009 and 2008 was $7,356,699 and $195,935, respectively.  For the years ended December 31, 2009 and 2008, the Company recognized interest income from impaired loans of approximately $44,268 and $350, respectively.  There were no loans 90+ days past due and still accruing interest at December 31 2009 and 2008, respectively.  Impaired loans are recorded at net realizable value and therefore have no related allowance for loan losses.

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Company in the ordinary course of business.  At December 31, 2008, directors’ direct and indirect indebtedness to the Company aggregated $2,194,202.  During 2009, $594,115 in new loans were made and repayments of $1,047,776 were collected, resulting in a balance of $1,740,541 at December 31, 2009.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transaction with other non-related borrowers.  Management does not believe these loans involve more than the normal risk of uncollectibility or present other unfavorable features.

4.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance at beginning of year	$2,529,981	$2,090,125
Provision for loan losses	3,218,400	711,285
Charge-offs	(2,266,482)	(319,933)
Recoveries	30,364	48,504

Balance at end of year	$3,512,263	$2,529,981

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

5.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2009 and 2008 are as follows:

	2009	2008

Land	$113,900	$113,900
Land improvements	121,873	121,873
Building and improvements	2,144,532	2,144,532
Furniture and equipment	2,147,298	2,123,032
Leasehold improvements	783,718	783,718
Construction in progress	6,750	13,158
Total	5,318,071	5,300,213
Less accumulated depreciation and amortization	(2,902,138)	(2,648,206)

Total	$2,415,933	$2,652,007

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $325,663 and $374,363, respectively.

6.	DEPOSIT ACCOUNTS

At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	$98,147,907
2011	1,996,640
2012	43,615
2013	441,184

Total	$100,629,346

The Company does not hold any brokered deposits in its deposit portfolio.  Overdrawn deposit accounts totaling $281,656 were reclassified as loan balances at December 31, 2009.

7.	INCOME TAXES

The significant components of the income tax provision for the years ended December 31, 2009 and 2008 follow:

	2009	2008

Current tax provision
Federal	$33,472	$778,256
State	16,810	185,204
Total current provision	50,282	963,460
Deferred tax provision
Federal	(274,264)	(200,000)
State	(56,544)	(40,597)
Total deferred tax provision	(330,808)	(240,597)

Net provision (benefit) for income taxes	$(280,526)	$722,863

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

7.	INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts applied by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2009	2008

Expense computed at statutory rate of 34%	$(120,274)	$688,219

Effect of state income taxes	(26,224)	95,441
Tax-exempt income	(116,332)	(110,084)
Other	(17,696)	49,287

	$(280,526)	$722,863

Significant components of deferred taxes at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$1,025,125	$723,071
Deferred compensation	107,631	113,923
Premises and equipment	17,698	-
Other	56,904	29,011

Total deferred tax assets	1,207,358	866,005

Deferred tax liabilities:
Premises and equipment	-	(7,656)
Prepaid expenses	(54,663)	(36,462)
Net unrealized gains on available for sale securities	(166,893)	(10,966)

Total deferred tax liabilities	(221,556)	(55,084)

Net recorded deferred tax asset	$985,802	$810,921

It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes.  There were no interest or penalties accrued during the year.  The Company’s federal and state tax returns are subject to examination for the years 2006, 2007 and 2008.

8.	LEASES

The Company leases certain banking facility premises and equipment under operating lease agreements. Future minimum rental payments are as follows:

2010	$189,255
2011	193,005
2012	198,255
2013	198,255
2014	198,255
Total	$977,023

The land for a branch office is leased from a partnership that includes a director of the Company.  The monthly rent is

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

8.	LEASES (continued)

$3,600, and operates on a month-to-month basis.  The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transition was consummated.  Rental expense charged to operations under all operating lease agreements was $245,010 and $238,125 for the years ended December 31, 2009 and 2008, respectively.

9.	STOCK OPTIONS

In 2007, the Company’s shareholders approved the Weststar Financial Services Corporation 2007 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2007 Incentive Stock Option Plan (“Incentive Plan”). The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 50,000 and 75,000, respectively. No options were granted from the respective pools or were outstanding at December 31, 2009.

In 2001, the Company’s shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan (“Incentive Plan”). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 164,645 and 166,485, respectively. Of the maximum number of shares available for grant, 72,943 were outstanding under the Nonstatutory Plan and 138,672 were outstanding under the Incentive Plan at December 31, 2009. Option prices for both plans are established at market value, which was $3.26, on the dates granted by the Board of Directors.

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

Stock option information related to the plans for the years ended December 31, 2009 and 2008 follows:

		Exercise Price
	Shares	Per Share
Nonstatutory Plan
Outstanding, December 31, 2006	123,875	3.26
Exercised	(5,862)	3.26

Outstanding, December 31, 2007	118,013	3.26
Exercised	(3,300)	3.26

Outstanding, December 31, 2008	114,713	3.26
Exercised	(41,770)	3.26

Outstanding, December 31, 2009	72,943	3.26

Incentive Plan
Outstanding, December 31, 2006	156,402	3.26
Exercised	(13,130)	3.26

Outstanding, December 31, 2007	143,272	3.26
Exercised	(4,600)	3.26

Outstanding, December 31, 2008	138,672	3.26
Outstanding, December 31, 2009	138,672	3.26

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

9.	STOCK OPTIONS (Continued)

	At December 31, 2009
	Outstanding Options			Exercisable Options
		Remaining	Weighted		Weighted
		Life	Average		Average
Exercise Price	Shares	(Years)	Price	Shares	Price
Nonstatutory Plan
$ 3.26	72,943	1.5	$3.26	72,943	$3.26

Incentive Plan
$ 3.26	138,672	1.5	$3.26	138,672	$3.26

There were 128,933 shares available for future grants at December 31, 2009.  The aggregate intrinsic values of outstanding and exercisable shares at December 31, 2009 and 2008, respectively, were $50,787 and $782,960.  All options were vested prior to the adoption of accounting for options through expensing.

10.	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan which allows those employees who have attained the age of 21 years and worked 1,000 hours to elect to contribute a portion of their salary to the plan in accordance with the provisions and limits set forth in the plan document. The plan was established in March 1999. The Company makes discretionary matching contributions in an amount determined each plan year to each participant who makes 401(k) savings contributions during the year. The Company may also make a discretionary profit-sharing contribution for a plan year to those participants employed during the year. The Company’s contribution to the plan was $91,463 and $94,228 for the years ended December 31, 2009 and 2008, respectively.

During 2001, a key employee entered into a salary continuation agreement with the Company providing for periodic payments at the retirement or death of the employee. The present value of the estimated liability, which was $279,196 and $295,523 at December 31, 2009 and 2008, respectively, is being accrued over the vesting period defined in the agreement, which has fully vested. The related expense (benefit) was $(16,327) and $20,635 based upon a discount rate of 5.908% and 5.920% for the years ended December 31, 2009 and 2008, respectively. The Company is the owner and beneficiary of a life insurance policy on this key employee which will be used to fund the Company’s liability under the salary continuation agreement. The total net cash surrender value of this policy at December 31, 2009 was $360,659.

11.	BORROWINGS

SHORT-TERM BORROWINGS

The Company has $2,000,000 available in overnight federal fund lines of credit and an approximately $18,460,000 open line of credit with the Federal Home Loan Bank (FHLB).  Pursuant to a collateral agreement with the FHLB, advances are collateralized by qualifying first mortgage loans.  Federal funds purchased generally represent overnight borrowing by the Company for temporary funding requirements.   Securities sold under agreements to repurchase represent short-term borrowings by the Bank collateralized by municipal securities.

There was one short-term advance from the FHLB in the amount of $4,000,000 at a fixed rate of 5.01% outstanding at December 31, 2009 with a maturity date of March 24, 2010; interest is payable monthly.  There was one overnight advance from the FHLB in the amount of $1,000,000 at a fixed rate of .46% outstanding at December 31, 2008 with a maturity date of January 2, 2008; interest at maturity.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

11.	BORROWINGS (Continued)

Short-term borrowings at December 31 are summarized as follows:

	2009	2008

Short-term borrowings:
Federal funds purchased	$-	$3,944,000
Securities sold under agreements to repurchase	374,673	975,140
Short-term borrowings	4,000,000	1,000,000
Total overnight and short-term borrowings	$4,374,673	$5,919,140

A summary of selected data related to federal funds purchased, securities sold under agreements to repurchase and other short-term borrowed funds follows:

	2009	2008

Federal funds purchased:
Weighted average interest rate at December 31	-%	.95%
Maximum amount outstanding at any month-end during the year	1,788,000	3,944,000
Average daily balance outstanding during the year	271,287	496,683
Average annual interest rate paid during the year	.99%	2.66%

Securities sold under agreements to repurchase:
Weighted average interest rate at December 31.25%		.25%
Maximum amount outstanding at any month-end during the year	1,005,320	1,254,477
Average daily balance outstanding during the year	730,171	510,272
Average annual interest rate during the year	.25%	1.07%

Other Short-term borrowings:
Maximum outstanding at any month-end during the year	4,000,000	4,400,000
Average daily balance	3,392,662	72,404
Average interest rate during the year	4.64%	2.77%
Average interest rate at end of year	5.01%	.46%

LONG-TERM DEBT

There were no long-term advances outstanding from the FHLB at December 31, 2009.  There was one advance from the FHLB in the amount of $4,000,000 at a fixed rate of 5.01% outstanding at December 31, 2008.  The 4,000,000 advance is due in full on March 24, 2010; interest is payable monthly.

The Company reports Weststar Financial Services Corporation I, a statutory trust (the “Trust”), which was created for the sole purpose of issuing trust preferred securities, on a deconsolidated basis.  This method of accounting results in the Company’s $124,000 investment in the common equity of the Trust being included in the condensed consolidated balance sheets as other assets with a corresponding increase to long-term debt.  The Company records greater interest expense and income received from the Trust with no effect on net income.  The income and interest expensed received from and paid to the Trust, respectively, is being included in the consolidated statements of income and comprehensive income as other noninterest income and interest expense.

As of December 31, 2009, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinated debentures, all held by the Trust, outstanding:

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

11.	BORROWINGS (Continued)

LONG-TERM DEBT (Continued)

		Trust		Junior
		Preferred		Subordinated
	Date of	Securities	Interest	Debt Owed	Final Maturity
Issuing Entity	Issuance	Outstanding	Rate	To Trust	Date

Weststar Financial Ser-
vices Corporation I	10/10/2003	$4,000,000	Floating	-	10/07/2033
Weststar Financial Ser-
vices Corporation	10/10/2003	-	Floating	$4,124,000	10/07/2033

The Company owns all of the common stock of the Trust, which has issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust.  The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities.  The interest rate in effect is LIBOR plus 3.15%.  At December 31, 2009 the effective rate was 3.43%.  The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

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

The Company is not presently subject to any regulatory restrictions on dividends.  The Company’s ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries.  The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87.  As of December 31, 2009, the Bank had undivided profits of $7,571,272.  Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%.  As of December 31, 2009, the ratio was 8.60% for the Bank, leaving all $5,821,963 of the Bank’s undivided profits available for the payment of dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2009, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action.  Management believes, as of December 31, 2009 and 2008, that the Company meets all capital adequacy requirements to which it is subject. To be categorized as adequately capitalized under the regulatory framework for prompt corrective action, the Company must monitor the minimum capital ratios as set forth in the table below.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

12.	REGULATION AND REGULATORY RESTRICTIONS (Continued)

The Company’s actual capital amounts and ratios are also presented in the table (dollar amounts in thousands):

						Minimum To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Requirement			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2009:
Total Capital (to Risk
Weighted Assets)
Consolidated	$23,021	11.84%	$	N/A	N/A	$	N/A	N/A
Bank	21,675	11.16%		15,534	8.00%		19,417	10.00%
Tier 1 Capital (to Risk
Weighted Assets)
Consolidated	20,578	10.59%		N/A	N/A		N/A	N/A
Bank	19,234	9.91%		7,767	4.00%		11,650	6.00%
Tier 1 Capital (to
Average Assets)
Consolidated	20,578	9.11%		N/A	N/A		N/A	N/A
Bank	19,234	8.52%		9,028	4.00%		11,284	5.00%

						Minimum To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Requirement			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2008:
Total Capital (to Risk
Weighted Assets)
Consolidated	$22,750	12.62%	$	N/A	N/A	$	N/A	N/A
Bank	21,647	12.02%		14,406	8.00%		18,007	10.00%
Tier 1 Capital (to Risk
Weighted Assets)
Consolidated	20,493	11.37%		N/A	N/A		N/A	N/A
Bank	19,393	10.77%		7,203	4.00%		10,804	6.00%
Tier 1 Capital (to
Average Assets)
Consolidated	29,493	10.33%		N/A	N/A		N/A	N/A
Bank	19,393	9.79%		7,922	4.00%		9,902	5.00%

13.	COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Company to assure the performance of a customer to a third party. The unused portion of commitments to extend credit at December 31, 2009 and 2008 was $26,179,686 and $31,886,835, respectively.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009. These fair values estimates are based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for.  However, given there is no active market or observable market transaction for many of the Company’s financial instruments, the Company has made estimates of many of these fair values, which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significant affect the estimated values.  Beginning with the year ended December 31, 2008, the fair value estimates are determined in accordance with FASB ASC 820.

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(In thousands)
Assets:
Cash and cash equivalents	$8,336	$8,336	$4,420	$4,420
Investment securities	25,047	25,047	23,778	23,778
Federal Home Loan Bank stock	592	592	586	586
Loans, net	181,963	183,328	168,710	171,856
Interest receivable	886	886	1,030	1,030
Bank owned life insurance	361	361	225	225

Liabilities:
Demand deposits, NOW accounts,
money market accounts, savings	96,493	96,493	74,195	74,195
Time deposits	100,629	100,799	96,619	97,039
Short-term borrowings	4,375	4,417	5,919	5,919
Interest payable	372	372	565	565
Long-term debt	4,124	4,039	8,124	8,297

Fair Value of Financial Instruments - Fair value methods and assumptions are set forth below for the Company’s consolidated financial instruments.

Cash and Cash Equivalents and Accrued Interest Receivable - The carrying amounts approximate their fair value because of the short maturity of these financial instruments.

Investment Securities - The fair value of securities, excluding the Federal Home Loan Bank stock, is based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans - Fair value of loans are estimated based on discounted expected cash flows.  These cash flows include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of each portfolio credit, a credit risk component based on historical and expected performance of each portfolio.

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

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820, “Fair Value Measurements and Disclosures,” for financial assets and financial liabilities, which became effective January 1, 2009 for non-financial assets and non-financial liabilities.  This pronouncement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of ASC 820 in situations where the market for a financial asset is not active was further clarified.  The adoption of ASC 820 did not significantly impact the methods by which the Company determines the fair values of its financial assets.

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

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

investment in such loans.  At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2009
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Available-for-sale
securities	-	$25,046,500	-	$25,046,500

Fair Value Measurements at December 31, 2008
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Available-for-sale
securities	-	$23,778,449	-	$23,778,449

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2009
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Impaired loans (1)	-	$5,820,701	$313,776	$6,134,477
Foreclose Properties	-	-	511,112	511,112

Fair Value Measurements at December 31, 2008
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Impaired loans (1)	-	-	-	-
Foreclose Properties	-	154,000	51,006	205,006
(1) Principal balances.

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 825, “Financial Instruments.” Under this statement, the Company was permitted to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

15.	PARENT COMPANY FINANCIAL DATA

The following is a summary of the condensed financial statements of Weststar Financial Corporation as of and for the years ended December 31, 2009 and 2008:

Condensed Balance Sheets
December 31, 2009 and 2008

	2009	2008

Assets
Cash and due from banks	$1,283,583	$1,021,043
Investment in The Bank of Asheville, at equity	19,499,954	19,411,593
Investment in Weststar Financial Services Corporation I	124,000	124,000
Other assets	102,468	155,115

Total assets	$21,010,005	$20,711,751

Liabilities and Shareholders’ Equity
Liabilities:
Junior subordinated debentures payable to
Weststar Financial Services Corporation I	$4,124,000	$4,124,000
Other	41,797	77,180
Shareholders’ equity	16,844,208	16,510,571

Total liabilities and shareholders’ equity	$21,010,005	$20,711,751

Condensed Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008
Interest Income:
Interest-bearing deposits	$120,845	$84,238
Interest Expense:
Junior subordinated debentures issued to
Weststar Financial Services Corporation I	166,596	285,465
Non-interest Income:
Equity in earnings / (loss) of subsidiary bank	(33,532)	1,418,127
Equity in income (loss) of Bank of Asheville
Mortgage Company, LLC	-	(15,295)
Other	127,223	137,170
Total Non-interest Income	93,691	1,540,002
Non-interest Expenses:
Other	94,585	80,990

Income / (loss) before income tax / (benefit)	(46,645)	1,257,785

Income tax / (benefit)	26,577	(43,527)

Net income	$(73,222)	$1,301,312

Index

WESTSTAR FINANCIAL SERVICES CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

15.	PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows from Operating Activities:
Net income / (loss)	$(73,222)	$1,301,312
Noncash items included in net income:
Equity in undistributed (earnings) / loss of The
Bank of Asheville	33,532	(1,418,127)
Equity in undistributed loss of Bank of Asheville
Mortgage Company, LLC	-	15,295
Decrease in other assets	52,647	43,610
Decrease in other liabilities	(13,247)	(3,503)
Net cash used in operating activities	(290)	(61,413)

Cash Flows from Investing Activities:
Upstream dividends received from The Bank of Asheville	126,660	75,995
Investment in Bank of Asheville Mortgage Company, LLC	-	(20,000)
Distribution of capital from Bank of Asheville Mortgage
Company, LLC	-	3,713
Net cash provided by investing activities	126,660	59,708

Cash Flows from Financing Activities:
Exercise of stock options	136,170	19,897
Net cash provided by financing activities	136,170	19,897

Net increase in cash	262,540	18,192
Beginning	1,021,043	1,002,851

Ending	$1,283,583	$1,021,043

Index

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):	CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•
All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

•
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

See pages 5-14 of Registrant’s 2010 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

Code of Ethics

The Company has adopted a Code of Ethics that applies among others, to its principal executive officer and principal financial officer.  The Company’s Code of Ethics is available at http://www.bankofasheville.com.

ITEM 11:	EXECUTIVE COMPENSATION

See pages 13-14, 15-18 of Registrant’s 2010 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In 2007, the Company’s shareholders approved the Weststar Financial Services Corporation 2007 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2007 Incentive Stock Option Plan (“Incentive Plan”). The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 50,000 and 75,000, respectively. No options were granted from the respective pools or outstanding at December 31, 2009.

In 2001, the Company’s shareholders approved the Weststar Financial Services Corporation 2001 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) and the Weststar Financial Services Corporation 2001 Incentive Stock Option Plan (“Incentive Plan”). Under these plans, non-employee directors and employees were granted stock options on June 20, 2001. The maximum number of shares available for grant under the Nonstatutory Plan and Incentive Plan is 164,645 and 166,485, respectively. Of the maximum number of shares available for grant, 72,943 were outstanding under the Nonstatutory Plan and 138,672 were outstanding under the Incentive Plan at December 31, 2009. Option prices for both plans are established at market value, which was $3.26, on the dates options were granted by the Board of Directors.  The following chart contains details of the grants:

Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding options,	for future issuance
	outstanding options,	warrants and rights	under equity
	warrants and rights		compensation plans
(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	Nonstatutory – 72,943	$3.26	50,000
security holders	Incentive – 138,672	$3.26	78,933

Equity compensation
plans not approved
by security holders	None	None	None

Total	211,615	$3.26	128,933

See pages 3 – 5 of Registrant’s 2010 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b), for additional information regarding Security Ownership of Certain Beneficial Owners and Management.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See pages 8-9, 14 of Registrant’s 2010 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See pages 11-13 of Registrant’s 2010 Annual Meeting Proxy Statement, as filed with the SEC pursuant to Rule 14a-6(b).

Index

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009 and
2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits:

3.1	Articles of Incorporation of the Registrant1

3.2	Bylaws of the Registrant1

4.1	Specimen Certificate for Common Stock of the Registrant1

10.1	Employment Agreement between the Registrant, the Bank and G. Gordon Greenwood, dated February 9, 2008 (a management contract)7

10.2	Employment Agreement between the Bank and Randall C. Hall, dated March 20, 1998 (a management contract)1

10.3	401(k) Savings Plan of the Bank (a compensatory plan)1

10.4	2001 Incentive Stock Option Plan (a compensatory plan)2

10.5	2001 Nonstatutory Stock Option Plan (a compensatory plan)2

10.6
Amended and Restated Declaration of Trust by and between Wells Fargo Bank, N.A., as Delaware Trustee and Institutional Trustee, Weststar Financial Services Corporation, as Sponsor, and certain Administrative Trustees, dated October 10, 20033

10.7	Indenture between Weststar Financial Services Corporation and Wells Fargo Bank, N.A., as Indenture Trustee, dated October 10, 20033

10.8	Guarantee Agreement by and between Weststar Financial Services Corporation and Wells Fargo Bank, N.A., as Guarantee Trustee, dated October 10, 20033

10.9	Floating Rate Junior Subordinated Debenture of Weststar Financial Services Corporation, dated October 10, 2003 (included as Exhibit A to Exhibit 10.2)3

10.10	Employment Agreement between the Bank and John R. Hamrick, dated February 18, 2005 (a management contract)4

10.11	2007 Incentive Stock Option Plan (a compensatory plan)5

Index

10.12	2007 Nonstatutory Stock Option Plan (a compensatory plan)5

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	2010 Proxy Statement6

1.	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-30200, filed with the Securities and Exchange Commission on February 11, 2000)

2.	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 22, 2002

3.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 5, 2003

4.	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 7, 2007

5.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 13, 2007)

6.	As filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b)

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2008.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION
(Registrant)

By:	/s/Randall C. Hall
Randall C. Hall
Executive Vice President
Chief Financial Officer and Principal
Accounting Officer

Date:	April 13, 2010

Index

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/W. Edward Anderson W. Edward Anderson Director	April 13, 2010

/s/M. David Cogburn, M.D. M. David Cogburn, M.D. Director	April 13, 2010

/s/Steven D. Cogburn Steven D. Cogburn Director	April 13, 2010

/s/G. Gordon Greenwood G. Gordon Greenwood Director, President & Chief Executive Officer	April 13, 2010

/s/Patricia P. Grimes Patricia P. Grimes Director	April 13, 2010

/s/Randall C. Hall Randall C. Hall Secretary/Treasurer Chief Financial Officer and Principal Accounting Officer	April 13, 2010

/s/Darryl J. Hart Darryl J. Hart Director	April 13, 2010

/s/Carol L. King Carol L. King Director	April 13, 2010

/s/Stephen L. Pignatiello Stephen L. Pignatiello Director	April 13, 2010

/s/Laura A. Webb Laura A. Webb Director	April 13, 2010

/s/David N. Wilcox David N. Wilcox Director	April 13, 2010

Index

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number

3.1	Articles of Incorporation	*

3.2	Bylaws	*

4.1	Specimen Certificate for Common Stock of the Registrant	*

10.1	Employment Agreement of G. Gordon Greenwood	*

10.2	Employment Agreement of Randall C. Hall	*

10.3	401 (k) Savings Plan	*

10.4	2001 Incentive Stock Option Plan	*

10.5	2001 Nonstatutory Stock Option Plan	*

10.6	Amended and Restated Declaration of Trust	*

10.7	Indenture between Weststar Financial Services Corporation and Wells Fargo Bank, N.A.	*

10.8	Guarantee Agreement by and between Weststar Financial Services Corporation and Wells Fargo Bank, N.A.	*

10.9	Floating Rate Junior Subordinated Debenture of Weststar Financial Services Corporation	*

10.10	Employment Agreement of John R. Hamrick.	*

10.11	2007 Incentive Stock Option Plan	*

10.12	2007 Nonstatutory Stock Option Plan	*

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

99.1	2010 Proxy Statement	**

Index

*	Incorporated by reference.
**	As filed with the SEC pursuant to Rule 14a-6(b).