Form 10-Q
period 2010-03-31
WESTSTAR FINANCIAL SERVICES CORP
filed 2010-05-17
CIK 1106181

UNITED STATES SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $1.00 par value – 2,167,517 shares outstanding as of May 14, 2010.

Index

Part I.	FINANCIAL INFORMATION

Item I.	Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
	2010	2009*
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$5,511,421	$6,785,293
Interest-bearing deposits	4,646,604	1,550,240
Total cash and cash equivalents	10,158,025	8,335,533
Investment securities – available for sale, at fair value
(amortized cost of $23,627,690 and $24,613,580, at
March 31, 2010 and December 31, 2009, respectively)	24,082,597	25,046,500
Loans	184,066,654	185,474,873
Allowance for loan losses	(3,514,083)	(3,512,263)
Net loans	180,552,571	181,962,610
Premises and equipment, net	2,798,881	2,415,933
Accrued interest receivable	993,281	886,471
Federal Home Loan Bank stock, at cost	592,300	592,300
Deferred income taxes	1,121,077	985,802
Foreclosed properties	1,248,947	511,112
Other assets	2,918,888	3,019,479

TOTAL	$224,466,567	$223,755,740

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand	$23,451,457	$23,569,001
NOW accounts	43,968,351	43,591,452
Money market accounts	28,175,631	26,442,360
Savings	3,036,645	2,890,582
Time deposits of $100,000 or more	24,501,457	27,166,487
Other time deposits	74,375,021	73,462,859
Total deposits	197,508,562	197,122,741
Short-term borrowings	745,391	4,374,673
Accrued interest payable	335,307	372,356
Other liabilities	814,340	917,762
Long-term debt	8,124,000	4,124,000
Total liabilities	207,527,600	206,911,532
COMMITMENTS AND CONTIGENCIES (Note 2)
SHAREHOLDERS' EQUITY:
Preferred stock; authorized $1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $1 par value, authorized – 9,000,000 shares;
outstanding shares– 2,167,517 and 2,167,517 at March 31, 2010
and December 31, 2009, respectively	2,167,517	2,167,517
Additional paid-in capital	6,269,404	6,269,404
Retained earnings	8,222,506	8,141,258
Accumulated other comprehensive income	279,540	266,029
Total shareholders' equity	16,938,967	16,844,208

TOTAL	$224,466,567	$223,755,740

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)
	Three Months
	Ended March 31,
	2010	2009

INTEREST INCOME:
Interest and fees on loans	$2,493,100	$2,791,106
Federal funds sold	-	972
Interest-bearing deposits	2,478	66
Investments:
Taxable interest income	158,333	179,882
Non-taxable interest income	105,609	91,636
Corporate dividends	403	-
Total interest income	2,759,923	3,063,662
INTEREST EXPENSE:
Time deposits of $100,000 or more	128,481	228,529
Other time and savings deposits	630,593	863,781
Short-term borrowings	44,993	4,785
Long-term debt	36,698	95,978
Total interest expense	840,765	1,193,073

NET INTEREST INCOME	1,919,158	1,870,589
PROVISION FOR LOAN LOSSES	438,035	254,580
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,481,123	1,616,009

OTHER INCOME:
Service charges on deposit accounts	244,225	264,655
Other service fees and commissions	141,300	133,680
Other	7,447	9,872
Total other income	392,972	408,207

OTHER EXPENSES:
Salaries and wages	692,903	681,397
Employee benefits	122,464	131,275
Occupancy expense, net	101,641	185,053
Equipment rentals, depreciation and maintenance	95,669	98,722
Supplies	66,672	64,273
Professional fees	132,107	77,258
Data processing fees	182,747	153,988
FDIC insurance premiums	84,794	72,404
Audit, tax and accounting	86,384	55,164
Marketing	63,674	92,687
Expense from foreclosed properties	15,588	-
Other	161,795	83,667
Total other expenses	1,806,438	1,695,888
INCOME BEFORE INCOME TAXES	67,657	328,328
INCOME TAX PROVISION (BENEFIT)	(13,591)	104,385
NET INCOME	$81,248	$223,943
EARNINGS PER SHARE:
Basic	$0.04	$0.10
Diluted	$0.04	$0.10

See notes to consolidated financial statements

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (unaudited)
	Three Months
	Ended March 31,
	2010	2009

NET INCOME	$81,248	$223,943
OTHER COMPREHENSIVE INCOME
Unrealized holding gains on
securities available
for sale	21,987	250,663
Tax effect	(8,476)	(96,630)
Unrealized holding gains on securities available
for sale, net of tax	13,511	154,033

OTHER COMPREHENSIVE INCOME, NET OF TAX	13,511	154,033
COMPREHENSIVE INCOME	$94,759	$377,976

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2010 and 2009

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2008	2,125,747	$2,125,747	$6,152,868	$8,214,480	$17,476	$16,510,571

Net unrealized gains on
securities available for sale					154,033	154,033
Issuance of common stock pursuant
to the exercise of stock options	20,385	20,385	46,070			66,455
Tax benefit on exercise of non-
qualified stock options			16,581			16,581
Net income				223,943		223,943

BALANCE MARCH 31, 2009	2,146,132	$2,146,132	$6,215,519	$8,438,423	$171,509	$16,971,583

BALANCE, DECEMBER 31, 2009	2,167,517	$2,167,517	$6,269,404	$8,141,258	$266,029	$16,844,208

Net unrealized gains on
securities available for sale					13,511	13,511
Net income				81,248		81,248

BALANCE MARCH 31, 2010	2,167,517	$2,167,517	$6,269,404	$8,222,506	$279,540	$16,938,967

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,248	$223,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,046	86,835
Provision for loan losses	438,035	254,580
Premium amortization and discount accretion, net	3,041	(5,536)
Deferred income tax provision	(143,751)	(84,905)
(Increase) decrease in accrued interest receivable	(106,810)	70,559
(Increase) decrease in other assets	119,811	(62,993)
Decrease in accrued interest payable	(37,049)	(31,894)
Increase (decrease) in other liabilities	(103,422)	527,964
Net cash provided by operating activities	332,149	978,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	-	(495,880)
Maturities of securities available for sale	982,849	1,012,469
Net (increase) decrease in loans	214,949	(3,873,657)
FHLB stock purchase	-	(54,200)
Additions to premises and equipment	(463,994)	(47,040)
Net cash provided in (used) by in investing activities	733,804	(3,458,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts,
MMDA and savings accounts	2,138,689	5,109,693
Net increase (decrease) in time deposits	(1,752,868)	10,530,082
Issuance of common stock	-	66,455
Repayment of FHLB advances	(4,000,000)	(2,110,000)
Net increase (decrease) in overnight borrowings	370,718	(4,253,489)
Proceeds from FHLB advances	4,000,000	1,110,000
Tax benefit from non-qualified stock options	-	16,581
Net cash provided by financing activities	756,539	10,469,322

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,822,492	7,989,567
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,335,533	4,419,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,158,025	$12,409,345

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2010 and December 31, 2009, and the consolidated results of their operations and their cash flows for the three-month periods ended March 31, 2010 and 2009.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The accounting policies followed are set forth in Note 1 to the 2009 Annual Report to Shareholders (Form 10-K) on file with the Securities and Exchange Commission.

2.
“Accounting for Transfers of Financial Assets”.  The Company adopted the new accounting standard governing the recognition and presentation of transfers of financial assets. This standard eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for de-recognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  The effective date is for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

”Consolidation of Variable Interest Entities” The Company adopted the new accounting standard governing the recognition and presentation of consolidation of variable interest entities (VIE), which amended the VIE guidance in U.S. GAAP to include new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  This requirement is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The adoption of this standard did not have an effect on the Company.

 “Fair Value Measurements and Disclosures” The Company adopted the new accounting standard governing the recognition and presentation of fair value measurements and disclosures. This standard requires additional fair value measurement disclosures including the amount of and reasons for transfers in and out of Level 1 and Level 2 fair value measurements and changes the requirement to disclose purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements to a gross basis rather than a net basis. In addition, the standard clarifies that the level of disaggregation required for existing fair value disclosures should be provided for each class of

Index

assets and liabilities. Disclosures about inputs and valuation techniques should be disclosed for Level 2 and Level 3 fair value measurements. The requirements of this standard are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on our financial statements.

3.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $30,219,353 and $26,179,686 at March 31, 2010 and December 31, 2009, respectively.

4.	Basic and diluted net income per share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

Basic earnings per common share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  During the period ending March 31, 2010 and 2009, there were no options excluded due to antidultion.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

For the Period Ended March 31,	2010	2009

Weighted average number of common
shares used in computing basic
net income per share	2,167,517	2,136,837
Effect of dilutive stock options	14,492	114,388
Weighted average number of common
shares and dilutive potential common
shares used in computing diluted net
income per common share	2,182,009	2,251,225

4.
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009.  These fair values estimates are based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for.  However, given there is no active market or observable market transaction for many of the Company’s financial instruments, the Company has made estimates of many of these fair values, which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

Index

	March 31, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
		(In thousands)
Assets:
Cash and cash equivalents	$10,158	$10,158	$8,336	$8,336
Investment securities	24,083	24,083	25,047	25,047
Federal Home Loan Bank stock	592	592	592	592
Loans, net	180,553	181,076	181,963	183,328
Interest receivable	993	993	886	886
Bank owned life insurance	376	376	361	361

Liabilities:
Demand deposits, NOW accounts,
money market accounts, savings	98,633	98,633	96,493	96,493
Time deposits	98,876	99,075	100,629	100,799
Short-term borrowings	745	745	4,375	4,417
Interest payable	335	335	372	372
Long-term debt	8,124	8,030	4,124	4,039

Cash and Cash Equivalents and Accrued Interest - The carrying amounts approximate their fair value because of the short maturity of these financial instruments.

Investment Securities - The fair value of securities, excluding the Federal Home Loan Bank stock, is based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans - Fair value of loans are estimated based on discounted expected cash flows.  These cash flows include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of each portfolio credit, a credit risk component based on historical and expected performance of each portfolio.  Fair value calculation did not include liquidity adjustment.

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

Index

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

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities included those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in an active over-the-counter markets and money market funds.  Level 2 securities included mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan is considered impaired and a specific reserve is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At March 31, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Index

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value

Available-for-sale
securities	-	$24,082,597	-	$24,082,597

	Fair Value Measurements at December 31, 2009
Available-for-sale
securities	-	$25,046,500	-	$25,046,500

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value

Impaired Loans	-	$11,393,066	$383,389	$11,776,455
Foreclosed properties	-	737,835	511,112	1,248,947
Repossessions	-	-	19,220	19,220

	Fair Value Measurements at December 31, 2009

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value

Impaired Loans	-	$5,820,701	$313,776	$6,134,477
Foreclosed properties	-	-	511,112	511,112

5.	INVESTMENT PORTFOLIO

The amortized cost, gross unrealized gains and losses and fair values of investment securities at March 31, 2010 are as follows:

Index

Available-for-sale securities consist of the following at March 31, 2010:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type and Maturity Group

Residential mortgage-backed
securities due -
Within 1 year	$321,046	$4,351	$-	$325,397
Municipal bonds due –
Within 1 year	350,557	8,308	-	358,865
Total due within 1 year	671,603	12,659	-	684,262

U.S. Government agencies due –
Within 1 to 5 years	975,114	61,642	-	1,036,756
Residential mortgage-backed
securities due -
Within 1 to 5 years	893,048	19,913	-	912,961
Municipal bonds due –
Within 1 to 5 years	1,196,171	43,488	-	1,239,659
Total due within 1 to 5 years	3,064,333	125,043	-	3,189,376

U.S. Government agencies due -
Within 5 to 10 years	1,216,381	101,207	-	1,317,588

Residential mortgage-backed
securities due -
Within 5 to 10 years	685,386	41,128	-	726,514

Municipal bonds due –
Within 5 to 10 years	1,638,844	4,815	(6,976)	1,636,683
Total due within 5 to 10 years	3,540,611	147,150	(6,976)	3,680,785

Residential mortgage-backed
securities due -
after 10 years	8,667,627	322,498	(21,828)	8,968,297

Municipal bonds due –
after 10 years	7,683,516	53,663	(177,302)	7,559,877
Total due after years	16,351,143	376,161	(199,130)	16,528,174

Total at March 31, 2010	$23,627,690	$661,013	$(206,106)	$24,082,597

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2009 are as follows:

Available-for-sale securities consist of the following at December 31, 2009:

Index

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type and Maturity Group

Residential mortgage-backed securities -
Within 1 year	$501,935	$-	$(176)	$501,759

U.S. Government agencies due –
Within 1 to 5 years	1,019,655	63,885	-	1,083,540
Residential mortgage-backed U.S.
Government agencies securities due -
Within 1 to 5 years	999,939	20,929	-	1,020,868
Municipal bonds due –
Within 1 to 5 years	1,549,329	60,297	-	1,609,626
Total due within 1 to 5 years	3,568,923	145,111	-	3,714,034

U.S. Government agencies due -
Within 5 to 10 years	1,265,259	101,087	-	1,366,346
Residential mortgage-backed U.S.
Government agencies securities due -
Within 5 to 10 years	722,932	32,432	-	755,364
Municipal bonds due –
Within 5 to 10 years	1,642,396	5,684	(9,887)	1,638,193
Total due within 5 to 10 years	3,630,587	139,203	(9,887)	3,759,903

Residential mortgage-backed U.S.
Government agencies securities due -
after 10 years	9,227,386	308,305	(48,795)	9,486,896
Municipal bonds due –
after 10 years	7,684,749	50,973	(151,814)	7,583,908
Total due after years	16,912,135	359,278	(200,609)	17,070,804

Total at December 31, 2009	$24,613,580	$643,592	$(210,672)	$25,046,500

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.  These investments represent securities that the Company has the positive intent and ability to hold to maturity.  The unrealized losses on investment securities as of March 31, 2010 are a result of volatility in the market during 2010 and relate to 13 Municipal bonds and two Mortgage-backed securities.  All unrealized losses on investment securities resulted from changes in interest rates and are considered by management to be temporary given the credit ratings on these investment securities, the duration of the unrealized loss, and our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value.  Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired.

Index

March 31, 2010

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Residential mortgage-
backed securities	$2,687,303	$(21,828)	$-	$-	$2,687,303	$(21,828)
Municipal bonds	3,967,721	(80,557)	1,381,339	(103,721)	5,349,060	(184,278)

Total temporarily impaired
securities	$6,655,024	$(102,385)	$1,381,339	$(103,721)	$8,036,363	$(206,106)

December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Residential mortgage-
backed U.S. Government
agencies securities	$2,912,885	$(48,971)	$-	$-	$2,912,885	$(48,971)
Municipal bonds	3,998,244	(53,226)	1,377,766	(108,475)	5,376,010	(161,701)

Total temporarily impaired
securities	$6,911,129	$(102,197)	$1,377,766	$(108,475)	$8,288,895	$(210,672)

The aggregate cost of the Company’s cost method investment, Federal Home Loan Bank - Atlanta stock, totaled $592,300 at March 31, 2010.  The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired).  The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.  Securities with carrying values of $2,096,827 and $2,096,628 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public monies on deposit as required by law.

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

EXECUTIVE OVERVIEW

During 2010, the Company continued its focus on working with customers, who were experiencing financial difficulties, preserving asset quality and continuing to expand market share.  The sustained economic downturn impacted many businesses in our market ranging from real estate development to retail sales, which in turn negatively impacted consumers.  The Company continued proactive measures to restructure notes for businesses and individuals, where restructuring indicated an improvement in loan collectibility.  Where there was no evidence of future cash flows, the Company worked with customers as they liquidated collateral, reorganized their businesses or initiated foreclosure or repossession, if the loan was collateral dependent, otherwise, the loan was charged-off.

Net charge-offs during the 2010 period totaled $436,215 compared to $106,696 during 2009.  Non-performing assets totaled $26,802,419 and $25,973,097 at March 31, 2010 and December 31, 2009, respectively.  Loans outstanding remained relatively flat at $184,066,654, when compared to December 31, 2009 primarily as a result of slower real estate development activities. The investment portfolio also remained relatively flat at $24,082,597, when compared to $25,046,500 at December 31, 2009.

The Company held deposit market share in Buncombe County of approximately 5.00% as of June 30, 2009, according to the latest Federal Deposit Insurance Corporation statistics.  From December 31, 2009 to March 31, 2010 the Company’s deposits grew from $197,122,741 to $197,508,562 – an increase of .20%.  During 2010, the majority of the Company’s deposit growth originated from a new deposit product called e-Zchecking and time-deposits.  e-Zchecking is a NOW account that pays an above-market interest rate if customers receive statements electronically, conduct at least 10 debit card transactions and receive at least one electronic deposit per month.  The Company is able to significantly offset the interest rate from fees generated on the debit card transactions and reduced statement delivery cost.  Certificates of deposit decreased as some customers withdrew funds to invest in the equity markets, which had been showing gains over prior year.

Index

The Company’s average interest rate spread, which increased slightly from 3.41% during the period ended March 31, 2009 to 3.47% during comparable period in 2010, resulted in a 2.60% increase in net interest income during 2010.  As a result of charge-offs, decrease in asset quality offset with slight improvement in the national and local economic environment, the Company added $438,035 to its allowance for loan losses compared to $254,580 in 2009.  The Company operates in a well-diversified market; however, it is not immune from the significant decline in the national and regional economic environment.  Local economic drivers include tourism, medical industry and light manufacturing in addition to state and federal government agencies.  Non-interest income decreased $15,235 to $392,972 primarily as a result of decreased overdraft charges, which are activity based, and decreased fees from the origination of mortgages, which are also activity based.  Non-interest expenses totaled $1,806,438 and $1,695,888 in 2010 and 2009, respectively.  The largest increase was reflected in credit related expenses, which rose $75,659, primarily attributable to loan collection and repossession expenses.  Other expenses increased primarily as a result of supporting loans and deposits.  Management monitors expenses closely and reviews each expense relative to the benefit provided.  Net income totaled $81,248 in 2010 compared to net income of $223,943 in 2009.  Comprehensive income, which is the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders, net of tax totaled $94,759 and $377,976 in 2010 and 2009, respectively.

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2010 COMPARED TO DECEMBER 31, 2009

During the period from December 31, 2009 to March 31, 2010, total assets increased $710,827 or .32%.  This increase, reflected primarily in the cash and cash equivalents, resulted from an increase in deposits.

Securities and interest-bearing balances with other financial institutions at March 31, 2010 totaled $28,729,201 compared to $26,596,740 at December 31, 2009.  Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $592,300.

At March 31, 2010, the loan portfolio constituted 82.00% of the Company’s total assets.  Loans decreased $1,408,219 from December 31, 2009 to March 31, 2010.  The decrease reflected loan pay downs, charge-offs and transfers of $737,835 to foreclosed properties.

The recorded investment in loans totaling $33,731,759, $1,818,442, and $33,329,137, which includes nonperforming and restructured loans, were considered impaired at March 31, 2010 and 2009, and December 31, 2009, respectively.  Impaired loans of $33,731,759, $1,818,442 and $33,329,137 had related allowances for loan losses of none, $26,191, and none at March 31, 2010 and 2009, and December 31, 2009, respectively.  The Company compares the net realizable value of impaired loans against the recorded investment in such loans and generally charges-off any deficit to the allowance for loan losses in accordance with FDIC guidance.  The average recorded balances of impaired loans were $33,616,303, $1,343,760 and $7,356,699 for the periods ended March 31, 2010 and 2009, and December 31, 2009.  For the three-month periods ended March 31, 2010 and 2009, Weststar recognized interest income from impaired loans of $102,553 and $7,563, respectively. See “Asset Quality” for discussion for an analysis of loan loss reserves.

During 2010, the Company focused significant attention on working with customers, who were experiencing financial difficulties.  The economic downturn impacted many businesses in our market ranging from real estate development to retail sales, which in turn negatively impacted consumers.  The Company took

Index

proactive measures to restructure notes for businesses and individuals, where restructuring indicated an improvement in loan collectibility.

The following table presents the recorded investments in troubled debt restructure loans performing in accordance with modified terms by category:

	March 31,	December 31,
	2010	2009
Commercial real estate:
Residential ADC	$5,905,068	$5,527,742
Other commercial real estate	460,463	464,270
Total non-owner occupied
commercial real estate	6,365,531	5,992,012
Commercial owner occupied
real estate	1,170,481	1,172,095
Commercial and industrial	160,717	167,341
Residential mortgage:
First lien, closed end	269,995	274,151
Home equity lines of credit	199,348	198,602
Consumer	11,165	8,987
Total	$8,177,237	$7,813,188

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of an obligor to continue to comply with repayment terms, because of the obligor’s potential operating or financial difficulties.  Management monitors these loans closely and reviews their performance on a regular basis.  These loans do not meet the standards for, and are therefore not included in, nonperforming assets.  At March 31, 2010 the Company identified seven potential problem loans totaling $782,613 as compared one loan totaling $2,756 at December 31, 2009.

Deposits increased $385,821 during the three months ended March 31, 2010.  The increase in deposits was primarily attributable to growth in demand, NOW, money market and savings accounts.  Time deposits decreased $1,752,868 as some depositors invested funds in the equity markets, which had demonstrated market gains, and customer needs for accessing savings.  The Company continues to enjoy growth in its NOW account, eZchecking, which pays an above market interest rate on balances up to $25,000.  Qualifiers for the account included a minimum of 10 debit card transactions, one direct deposit and receipt of electronic statement each month.  The Company earns interchange revenue from debit card usage and can deliver electronic statements more efficiently than through standard U.S. mail; these two factors effectively minimize the cost of funds on the product.  At March 31, 2010, the Company had 2,021 eZchecking accounts totaling $33,221,233 compared to 1,818 accounts totaling $29,777,082 at December 31, 2009; these balances were partially offset with seasonal decreases in other NOW accounts and customer needs for accessing savings related to economic conditions.

Short-term borrowings consisted of securities sold under agreements to repurchase in the amount of $745,391 at March 31, 2010 compared to one advance from the FHLB, which totaled $4,000,000 and securities sold under agreements to repurchase in the amount of $374,673 at December 31, 2009.  The interest rate on the FHLB advance was 5.01% and matured on March 23, 2010.  Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.  Securities sold under agreements to repurchase bear a variable rate of interest and mature daily.  At March 31, 2010 and 2009, the rate on these borrowings was .25%.

Index

Long-term borrowings consisted of of one advance from the FHLB, which totaled $4,000,000 and trust preferred securities totaling $4,124,000.  The interest rate on this advance was 1.83% and matures on March 25, 2013.  Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.  The trust preferred securities bear a rate of LIBOR plus 315 basis points (3.40% at March 31, 2010) and pay dividends quarterly.  The rate is subject to quarterly resets.  The trust preferred securities mature October 7, 2033, and became callable on or after October 7, 2008.  All of the trust preferred securities were eligible for inclusion as Tier I capital.

The Company’s capital at March 31, 2010 to risk weighted assets totaled 11.99%.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of March 31, 2010 the Company’s capital exceeded the current regulatory capital requirements.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010 AND 2009

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended March 31, 2010 totaled $1,919,158 compared to $1,870,589 in 2009.  This increase was attributable to improvement in the Company’s interest rate spread, which totaled 3.47% and 3.41% for the periods ended March 31, 2010 and 2009, respectively.

Primarily as a result of increased nonperforming loans and charge-offs, partially offset by a some stabilization in the national and local economies, the Company provisioned $438,035 to its allowance for loan losses compared to $254,580 in 2009.  Charge-offs, net of recoveries, totaled $436,215 for 2010 compared to $106,696 for 2009.  Impaired loans, which include both nonaccrual and nonperforming restructured loans, are measured at net realizable value (the value of supporting collateral less costs to sell) or present value of cash flows, if not collateral- dependent.   If the net realizable value or present value of cash flows is less than the carrying value of the loan, the deficit is charged against the loan loss reserve.    During 2009, real estate values and real estate sales continued to decline on the heels of the depressed national, regional and local economies.  Real estate loans that formerly reflected low loan-to-value levels now reflect higher loan-to-value levels.  During 2010, real estate values began to demonstrate some stabilization.  Management has taken these factors among others such as a 2-year average of historic charge-off rates,  concentrations of credit, delinquency trend, economic and business conditions, external factors, lending management/staff, lending policies/procedures, loss and recovery trends, nature and volume of portfolio, nonaccrual trends, and other adjustments, problem loan trend and quality of loan review system by loan sector, into account when estimating the allowance for loans losses for both performing and nonperforming loans, which resulted in an increased provision for loan losses.  Management believes real estate values have largely returned to more stable values, which should result in a less erratic change to the loan loss reserve for this component.  However, the primary area of concern continues to center around the economy and related job growth.  Sustained growth in unemployment may necessitate additional increases to the provision for loan losses.  See “ASSET QUALITY” for more discussion.

Other non-interest income for the March 31, 2010 and 2009 quarters totaled $392,972 and $408,207, respectively.  The decrease in other income primarily reflects decreased fees from overdraft activities and fees from the originations of mortgage loans.  During 2010, net overdraft charges totaled $188,243 compared

Index

to $208,432 in 2009.  Fees from this service are activity based.  Effective July 1, 2010, changes in federal regulations that govern the Company’s ability to charge overdraft fees will likely further reduce the Company’s revenue from this service.  The Company will be prohibited from charging overdraft fees for ATM and one-time debit card transactions under the new Federal Reserve rules.  The new rules require the Company to ask consumers whether they want to opt in for overdraft protection. Additionally, the Company will be allowed only one overdraft fee per month, or six annually.  Fees from the originations of mortgages loans decreased from $36,542 during 2009 to $20,347 during 2010.  Fees from the originations of mortgage loans vary by volume and size of mortgages closed.  Fees from Visa/Master Card activities rose from $73,476 to $95,898 during the period.  The increase directly corresponds to growth in eZchecking, which requires customers to perform a minimum of 10 debit/credit card transactions per month, among other requirements, to earn a premium rate on the account.

Other non-interest expense totaled $1,806,438 compared to $1,695,888 in 2009.  The increase was primarily attributable to professional fees, audit, tax and accounting fees, foreclosure costs and credit expenses along with overhead incurred to support loan and deposit servicing and growth.  Occupancy expense decreased from $185,053 to $101,641.  The decrease reflects a onetime finder’s fee paid during 2009 to secure a branch location as well as a decrease in rental expense following the purchase of an office building during 2010 that was previously accounted for as a rented space.  Professional fees increased from $77,258 to $132,107 primarily as a result of temporary usage of consultant to review and validate certain loan documentation and credit administration processes to further strengthen the Company’s credit underwriting and monitoring policies and procedures.  Audit, tax and accounting fees increased from $55,164 to $86,384 as a result of increased complexities and extended audit procedures.  Other expenses totaled $161,795 for the March 31, 2010 period compared to $83,667 during the comparable 2009 period.  The increase was largely attributable to credit expenses, which increased $75,659, primarily related to loan collection and repossession expenses as well as appraisal fees.  The increase bears a direct correlation to asset quality.  Income tax provision (benefit) totaled ($13,591) and $104,385 for the quarters ended March 31, 2010 and 2009, respectively, which equated to an effective tax rate of (20.09)% and 31.79%, respectively.  The decrease in the effective tax rate was primarily attributable to higher relative tax-exempt income to total income in 2010.  Net income totaled $81,248 and $223,943 for the quarters ended March 31, 2010 and 2009, respectively.

Other comprehensive income totaled $13,511 and $154,033 in 2010 and 2009, respectively.  Comprehensive income, which is the change in shareholders’ equity excluding transactions with shareholders, totaled $94,759 and $377,976 for the quarters ended March 31, 2010 and 2009, respectively.

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

Index

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2010, which are projected to reprice or mature in each of the future time periods shown. Except as

Index

stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

	TERMS TO REPRICING AT MARCH 31, 2010
	1-90 Days	91-180 Days	181-365 Days	One Year	Non-sensitive	Total
Interest-earning assets:
Interest bearing deposits	$4,646,604	-	-	$4,646,604	-	$4,646,604
Investment securities	359,553	$282,818	$760,472	1,402,843	$22,224,847	23,627,690
Federal Home Loan Bank
Stock	592,300	-	-	592,300	-	592,300
Loans	112,826,013	9,589,976	11,793,528	134,209,517	49,857,137	184,066,654
Total interest-earning assets	118,424,470	9,872,794	12,554,000	140,851,264	72,081,984	212,933,248

Interest-bearing liabilities:
Time deposits	29,268,271	35,075,520	30,357,528	94,701,319	4,175,159	98,876,478
All other deposits	75,180,627	-	-	75,180,627	-	75,180,627
Short-term debt	745,391	-	-	745,391	-	745,391
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	109,318,289	35,075,520	30,357,528	174,751,337	8,175,159	182,926,496

Interest sensitivity gap	$9,106,181	$(25,202,726)	$(17,803,528)	$(33,900,073)	$63,906,825
Cumulative interest sensitivity
gap	$9,106,181	$(16,096,545)	$(33,900,073)
Cumulative interest-earning
assets as a percent of interest
sensitive liabilities	108.3%	28.1%	41.4%	80.6%
cumulative interest-earning
assets as a percent of interest
sensitive liabilities	108.3%	88.9%	80.6%

Weststar has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities in the one year horizon.

ASSET QUALITY

Total loans outstanding at March 31, 2010 and December 31, 2009 were $184,066,654 and $185,474,873, respectively.  Historically, the Bank has made loans within its market areas.  The Bank generally considers its primary market to be Buncombe County in North Carolina.  Emphasis is placed on commercial loans to small- and medium-sized business and consumers.  The amounts and types of loans outstanding are shown the following table.

	March 31,	December 31,
	2010	2009
LOANS:
Real Estate -
Construction	$69,767,543	$68,721,886
Mortgage	88,248,674	88,843,525
Commercial, financial and agricultural	23,988,365	25,833,920
Consumer	2,210,587	2,254,665
Subtotal	184,215,169	185,644,996
Deferred origination, fees, net	(148,515)	(170,123)
Total	$184,066,654	$185,474,873

Real estate loans comprised 86% and 85% of the portfolio at March 31, 2010 and December 31, 2009, respectively.  Commercial loans comprised 13% of the portfolio in 2010 compared to 14% at December 31, 2009, while consumer loans comprised 1% at March 31, 2010 and December 31, 2009, respectively.   Commercial loans of $23,988,365 and $25,833,920, consumer loans of $2,210,587 and $2,254,665 and real estate mortgage loans of $88,248,674 and $88,843,525 at March 31, 2010 and December 31, 2009, respectively, are loans for which the principal source of repayment is derived from the ongoing cash flow of the business and other generally recurring sources of income.  Real estate construction loans of

Index

$69,767,543 and $68,712,886 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

Total non-owner occupied loans remained relatively flat at $92,730,396.  These loans primarily represent residential acquisition and development (“ADC) real estate loans, which totaled $64,877,116 and $66,364,620 and commercial real estate, which totaled $27,775,150 and $26,560,538 at March 31, 2010 and December 31, 2009, respectively.  Residential ADC loans consist of short-term construction facilities with the majority having takeouts for permanent financing.  Commercial real estate owner-occupied increased modestly from $34,988,710 to $35,888,475 as a result of loan draws on new and previously committed construction projects.  Commercial and industrial loans decreased slightly from $25,833,920 to $23,988,365.  Residential mortgage loans remained relatively flat at $17,910,580.  Home equity lines of credit increased slightly from $11,329,544 to $11,486,766 primarily as a result of increased draws on available lines of credit, while consumer loans remained relatively flat at $2,210,587.

The Bank has a diversified loan portfolio with two notable concentrations.  While management believes there is no concentration to any one borrower, a concentration does exist among a group of interrelated parties.  The Bank has funded a total of 14 commercial notes totaling in excess of $13,000,000 to individuals, who appear to have interrelated business connections; a portion of which is secured by residential lots in an upscale development that has filed for protection under Chapter 11 bankruptcy.  The individual borrowers, however, had not filed bankruptcy.  All notes to this group of related parties were classified as nonaccrual at year end, and were carried at the lower of cost or net realizable values.  Management monitors these loans closely and meets with the borrowers on a frequent basis.

The Bank’s loan portfolio also reflects a concentration in real estate lending; however, that lending is spread across a diverse group of businesses and industries.  The Bank further mitigates its exposure to real estate construction lending by limiting the number of unsold houses to four per developer.  Currently, home developer loans have an average balance of approximately $300,000 per unit.  The Bank uses third party building inspectors to evaluate construction progress.  Based upon reports provided by the inspectors, the Bank stands better equipped to monitor and distribute loan draws according to percent of project completed.  Approximately 28% of commercial real estate mortgage loans are owner-occupied.  In general, owner-occupied loans pose lower risks than non-owner-occupied loans as there is lower risk of the borrower-tenant leaving the building for a better lease.  Additionally, in the normal owner-occupied loan situation, personal guarantees for the loan are present. Lastly, the Bank also contracts with a third party loan reviewer to evaluate a selection of loans on a quarterly basis.  The reviewer provides feedback on quality of loan underwriting, timeliness of customer financial statements, independent global cash flow analysis, concentrations of credit risk and loan risk grading, among others.  Management believes this third party review to be an integral part of its internal controls and risk monitoring systems.

The following tables provide a more detailed analysis of the Company’s loan portfolio and allocation of the allowance for loan losses at March 31, 2010.

Loan Type
			Nonperformingl	Allowance	Allowance
	Loans	Nonperformingl	Loans to Loans	for Loan	to Loans
	Outstanding	Loans	Outstanding	Losses	Outstanding
Commercial real estate:
Residential ADC	$64,877,116	$13,673,668	21.08%	$1,173,786	1.81%
Other Commercial	27,775,150	1,963,115	7.07%	534,522	1.92%
Agricultural	78,130	-	-	2,083	2.67%
Total non-owner occupied	92,730,396	15,636,783	16.86%	1,710,391	1.84%
Commercial real estate
owner-occupied	35,888,475	4,924,599	13.72%	527,893	1.47%
Commercial:
Commercial and industrial	23,988,365	3,568,818	14.88%	519,457	2.17%
Residential mortgage:
1st lien; closed end	15,529,196	435,102	2.80%	426,375	2.75%
Junior lien; closed end	2,381,384	181,000	7.60%	61,976	2.60%

Index

Total residential mortgage	17,910,580	616,102	3.44%	488,351	2.73%
Home equity lines	11,486,766	233,216	2.03%	178,479	1.55%
Consumer - other	2,210,587	554,734	25.09%	89,512	4.05%
Deferred fees/costs and
unallocated reserve	(148,515)	-	-%	-	-%
Total	$184,066,654	$25,534,252	13.87%	$3,514,083	1.91%

At March 31, 2010, restructured loans, including both nonaccrual and performing, were largely concentrated in the residential ADC sector of commercial real estate notes followed by owner-occupied commercial real estate notes as shown below.

Loan Type
			Restructured
	Loans	Restructured	Loans to Loans
	Outstanding	Loans	Outstanding
Commercial real estate:
Residential ADC	$64,877,116	$7,431,851	11.46%
Other Commercial	27,775,150	448,102	1.61%
Agricultural	78,130	-	-
Total non-owner occupied	92,730,396	7,879,953	8.50%
Commercial real estate
owner-occupied	35,888,475	2,172,906	6.05%
Commercial:
Construction and industrial	23,988,365	239,342	1.00%
Residential mortgage:
1st lien; closed end	15,529,196	647,990	4.17%
Junior lien; closed end	2,381,384	-	-%
Total residential mortgage	17,910,580	647,990	3.62%
Home equity lines	11,486,766	363,488	3.16%
Consumer - other	2,210,587	510,845	23.11%
Deferred fees/costs	(148,515)	-	-%
Total	$184,066,654	$11,814,524	6.42%

Restructured owner-occupied commercial real estate was comprised of four commercial customers with combined balances of approximately $2.2 million.  Five of the seven loans totaling approximately $1.4 million were in compliance with modified terms.  Restructured non-owner occupied commercial real estate of approximately $7.9 million is comprised of nine customers with a total of 18 notes.  One customer, who has loans of $1.9 million, has negotiated a sale with a potential buyer, who plans to offer an amount well in excess of the outstanding debt.  Management has been actively involved with both the buyer and seller of this project.

NONPERFORMING ASSETS

	March 31,	December 31,
	2010	2009
NONPERFORMING ASSETS
Nonaccrual	$21,842,975	$22,870,696
Restructured loans	3,691,277	2,591,289
Nonperforming loans	25,534,252	25,461,985
Other real estate owned	1,248,947	511,112
Repossessions	19,220	-

Total	$26,802,419	$25,973,097
Restructured loans not included in
categories above	$8,123,247	$7,748,562

Index

Approximately $3 million of loans classified as nonperforming loans, receive regular payments from the borrowers.  The Company, however, requires the borrowers to continue payments for a minimum of six months and provide financial projections that indicate an ability to continue to make payments before the loan is returned to performing status.  All $8 million of loans categorized as restructured loans not included in categories above, continue to make regular payments in accordance with their restructured terms.

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The monthly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at March 31, 2010 and 2009, and December 31, 2009 was $3,514,083, $2,677,865 and $3,512,263 or 1.91%, 1.53% and 1.89%, respectively, of gross loans outstanding.   The ratio of annualized net charge-offs to average loans outstanding was .95%, .25% and 1.24% at March 31, 2010 and 2009, and December 2009, respectively.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the three-months ended March 31, 2010 and 2009, and for the year ended December 31, 2009.

Index

Summary of Allowance for Loan Losses

	For the three months		For the year ended
	ended March 31,		December 31,
	2010	2009	2009

Balance, beginning of period	$3,512,263	$2,529,981	$2,529,981
Charge-offs:
Commercial, financial and agricultural	(4,500)	(77,754)	(994,756)
Real estate:
Construction	(156,057)	-	(693,002)
Mortgage	(70,261)	-	(493,467)
Consumer	(262,556)	(39,939)	(85,257)
Total charge-offs	(493,374)	(117,693)	(2,266,482)

Recoveries
Commercial, financial and agricultural	-	-	28
Real estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	57,159	10,997	30,336
Total recoveries	57,159	10,997	30,364
Net charge-offs	(436,215)	(106,696)	(2,236,118)
Provision charged to operations	438,035	254,580	3,218,400
Balance, end of period	$3,514,083	$2,677,865	$3,512,263

Percentage of annualized net charge-offs to
average loans	.95%	.25%	1.24%
Percentage of allowance to
period-end loans	1.91%	1.53%	1.89%

The Bank operates in a well diversified market.  Major economic drivers include tourism, medical industry and light manufacturing in addition to state and federal government agencies.  While the Company’s market has not experienced some of the extreme hardships as portrayed nationally, the Bank and its market are not totally isolated.  Residential mortgage sales in the market have slowed down; however, the Bank has not experienced the same magnitude as the national market.  While the Bank’s losses related to real estate lending have been low historically, the volatility of the real estate development market loans in our market could result in additional increases in our exposure to losses if the economy continues to experience a downward trend.

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

Nonaccrual and restructured loans increased from $25,461,985 at December 31, 2009 to $25,534,252 at March 31, 2010.  Although some of the customers have resumed payments, management has continued to classify the relationships until such time as the borrowers demonstrate a consistent and consecutive payment history.  Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  During the first quarter of 2010, management reorganized its credit administration department to improve is underwriting analysis, training and loan monitoring.  Management

Index

continued its engagement of third party loan review services to supplement and validate overall loan review analytics and portfolio risk assessments.  Based upon this analysis, management believes the allowance is adequate to support current loans outstanding.

During 2010, there were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the general and specific allowance for credit losses.  Changes in estimates and assumptions regarding the effect of economic and business conditions on borrowers affect the assessment of the allowance.

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2010		December 31, 2009
	Amount of	Percent of	Amount of	Percent of
	Allowance	Total Loans	Allowance	Total Loans

TYPE OF LOAN:
Real Estate	$2,905,114	86%	$2,481,578	85%
Commercial and industrial
loans	519,457	13%	878,086	14%
Consumer	89,512	1%	152,599	1%
Unallocated	-	-	-	-
Total Allowance	$3,514,083	100%	$3,512,263	100%

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
	(Dollars in Thousands)
As of March 31, 2010
Total Capital (to Risk Weighted
Assets)
Consolidated	$23,077	11.99%	$15,395	8.00%	$19,243	10.00%
Bank	$22,472	11.69%	$15,377	8.00%	$19,221	10.00%

Tier 1 Capital (to Risk Weighted
Assets)
Consolidated	$20,658	10.74%	$7,697	4.00%	$11,546	6.00%
Bank	$20,056	10.43%	$7,688	4.00%	$11,532	6.00%

Index

Tier 1 Capital (to Average Assets)
Consolidated	$20,658	9.24%	$8,944	4.00%	$11,180	5.00%
Bank	$20,056	8.98%	$8,935	4.00%	$11,169	5.00%

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

As of March 31, 2010 liquid assets (cash due from banks and interest-earning bank deposits) were approximately $10.2 million, which represents 4.53% of total assets and 5.14% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $20.2 million. At March 31, 2010, outstanding commitments to extend credit and available lines of credit were $30.2 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 50.06% of Weststar’s total deposits at March 31, 2010. The Company’s growth strategy includes efforts focused on increasing the relative volume of transaction deposit accounts, as the branch network is expanded, making it more convenient for our banking customers. Certificates of deposit of $100,000 or more represented 12.41% of the Company’s total deposits at March 31, 2010.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

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

Index

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

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: May13, 2010	By:	/s/ G. Gordon Greenwood

G. Gordon Greenwood
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Randall C. Hall

Randall C. Hall
Executive Vice President and Chief Financial
and Principal Accounting Officer