Form 10-Q
period 2010-06-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2010-08-23
CIK 1106181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $1.00 par value – 2,167,517 shares outstanding as of August 23, 2010.

Index

Part I.          FINANCIAL INFORMATION

Item I.         Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets	(unaudited)
	June 30,	December 31,
	2010	2009*
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$4,253,292	$6,785,293
Interest-bearing deposits	8,994,928	1,550,240
Total cash and cash equivalents	13,248,220	8,335,533
Investment securities – available for sale, at fair value
(amortized cost of $23,729,664 and $24,613,580, at
June 30, 2010 and December 31, 2009, respectively)	24,456,879	25,046,500
Loans	170,438,295	185,474,873
Allowance for loan losses	(4,185,422)	(3,512,263)
Net loans	166,252,873	181,962,610
Premises and equipment, net	2,765,853	2,415,933
Accrued interest receivable	937,046	886,471
Federal Home Loan Bank stock, at cost	592,300	592,300
Deferred income taxes	-	985,802
Foreclosed properties	2,910,381	511,112
Other assets	3,074,451	3,019,479

TOTAL	$214,238,003	$223,755,740

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand	$25,235,372	$23,569,001
NOW accounts	42,115,842	43,591,452
Money market accounts	29,746,632	26,442,360
Savings	3,727,603	2,890,582
Time deposits of $100,000 or more	23,824,480	27,166,487
Other time deposits	76,246,680	73,462,859
Total deposits	200,896,609	197,122,741
Short-term borrowings	840,310	4,374,673
Accrued interest payable	366,550	372,356
Other liabilities	985,004	917,762
Long-term debt	8,124,000	4,124,000
Total liabilities	211,212,473	206,911,532
COMMITMENTS AND CONTIGENCIES (Note 3)
SHAREHOLDERS' EQUITY:
Preferred stock; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $1 par value, authorized – 9,000,000 shares;
outstanding shares– 2,167,517 and 2,167,517 at June 30, 2010
and December 31, 2009, respectively	2,167,517	2,167,517
Additional paid-in capital	6,269,404	6,269,404
Retained earnings(accumulated deficit)	(5,858,264)	8,141,258
Accumulated other comprehensive income	446,873	266,029
Total shareholders' equity (Note 7)	3,025,530	16,844,208

TOTAL	$214,238,003	$223,755,740

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$2,262,780	$2,968,095	$4,755,880	$5,759,201
Federal funds sold	-	160	-	1,132
Interest-bearing deposits	5,887	3,939	8,365	4,005
Investments:
Taxable interest income	149,669	169,191	308,002	349,073
Nontaxable interest income	107,914	95,221	213,523	186,857
Corporate dividends	380	-	783	-
Total interest income	2,526,630	3,236,606	5,286,553	6,300,268
INTEREST EXPENSE:
Time deposits of $100,000 or more	116,155	220,283	244,636	448,812
Other time and savings deposits	629,858	837,982	1,260,451	1,701,763
Short-term borrowings	475	50,388	45,468	60,114
Long-term debt	54,202	44,601	90,900	135,638
Total interest expense	800,690	1,153,254	1,641,455	2,346,327
NET INTEREST INCOME	1,725,940	2,083,352	3,645,098	3,953,941
PROVISION FOR LOAN LOSSES	14,069,355	221,310	14,507,390	475,890
NET INTEREST INCOME (EXPENSE) AFTER PROVISION
FOR LOAN LOSSES	(12,343,415)	1,862,042	(10,862,292)	3,478,051
OTHER INCOME:
Services charges on deposit accounts	261,621	287,680	505,846	552,335
Other service fees and commissions	154,181	166,932	295,481	300,612
Other	9,106	9,979	16,553	19,851
Total other income	424,908	464,591	817,880	872,798
OTHER EXPENSES:
Salaries and wages	668,706	709,874	1,361,609	1,391,271
Employee benefits	192,444	82,860	314,908	214,135
Occupancy expense, net	110,234	122,076	211,875	307,129
Equipment rentals, depreciation and
maintenance	106,848	102,653	202,517	201,375
Supplies	72,648	67,585	139,320	131,858
Professional fees	90,001	65,551	168,322	135,988
Data processing fees	186,728	156,960	369,475	310,948
FDIC insurance premiums	86,516	173,808	171,310	246,212
Audit, tax and accounting	32,551	24,458	118,935	79,622
Consultant fees	63,383	8,584	117,169	15,405
Marketing	87,932	80,435	151,606	173,122
Credit expenses, net of deferred fees/costs	209,038	(15,401)	275,733	(24,365)
Expenses from foreclosed properties	27,129	70	42,717	70
Other	131,754	109,363	226,854	201,994
Total other expenses	2,065,912	1,688,876	3,872,350	3,384,764
INCOME (LOSS) BEFORE INCOME TAXES	(13,984,419)	637,757	(13,916,762)	966,085
INCOME TAX PROVISION	96,351	203,888	82,760	308,273
NET INCOME (LOSS)	$(14,080,770)	$433,869	(13,999,522)	657,812

EARNINGS / (LOSS) PER SHARE:
Basic	$(6.50)	$.20	$(6.46)	$.31
Diluted	$(6.50)	$.19	$(6.46)	$.29

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET INCOME (LOSS)	$(14,080,770)	$433,869	$(13,999,522)	$657,812
OTHER COMPREHENSIVE INCOME
Unrealized holding income (losses) on securities
available for sale	272,308	(6,986)	294,295	243,677
Tax effect	(104,975)	2,693	(113,451)	(93,937)
Unrealized holding gains (losses) on securities
available for sale, net of tax	167,333	(4,293)	180,844	149,740

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	167,333	(4,293)	180,844	149,740

COMPREHENSIVE INCOME (LOSS)	$(13,913,437)	$429,576	$(13,818,678)	$807,552

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2010 and 2009

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance December 31, 2008	2,125,747	$2,125,747	$6,152,868	$8,214,480	$17,476	$16,510,571
Net change in unrealized
gains on securities held for sale					149,740	149,740
Issuance of common stock pursuant
to the exercise of stock options	20,385	20,385	46,070			66,455
Tax benefit on exercise of non-
qualified stock options			16,581			16,581
Net Income				657,812		657,812
Balance June 30, 2009	2,146,132	$2,146,132	$6,215,519	$8,872,292	$167,216	$17,401,159

Balance December 31, 2009	2,167,517	$2,167,517	$6,269,404	$8,141,258	$266,029	$16,844,208
Net change in unrealized
gains on securities held for sale					180,844	180,844
Net Income				(13,999,522)		(13,999,522)
Balance June 30, 2010	2,167,517	$2,167,517	$6,269,404	$(5,858,264)	$446,873	$3,025,530

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30,	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(13,999,522)	$657,812
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	163,794	175,464
Provision for loan losses	14,507,390	475,890
Premium amortization and discount accretion, net	6,474	(15,834)
Deferred income tax provision	872,351	(202,424)
Net (gains) losses from foreclosed properties	15,534	-
Increase in accrued interest receivable	(50,575)	(6,643)
Increase in other assets	(41,647)	(50,910)
Decrease in accrued interest payable	(5,806)	(652)
Increase in other liabilities	67,242	243,024
Net cash provided by operating activities	1,535,235	1,275,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,132,875)	(1,499,005)
Maturities of securities available for sale	2,010,317	2,538,623
Net increase in loans	(2,406,804)	(9,570,746)
Proceeds from sales of foreclosed properties	1,181,023	-
FHLB stock purchase	-	(54,200)
FHLB stock redemption	-	47,500
Additions to premises and equipment	(513,714)	(61,973)
Net cash used in investing activities	(862,053)	(8,599,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW Accounts, MMDA
and savings accounts	4,332,054	16,975,858
Net increase (decrease) in time deposits	(558,186)	7,659,382
Issuance of common stock	-	66,455
Proceeds of FHLB advances	4,000,000	1,110,000
Repayment of FHLB advances	(4,000,000)	(2,110,000)
Tax benefit from exercise of non-qualified stock options	-	16,581
Net increase (decrease) in short-term borrowing	465,637	(4,103,053)
Net cash provided by financing activities	4,239,505	19,615,223

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,912,687	12,291,149
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,335,533	4,419,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,248,220	$16,710,927

See notes to consolidated financial statements.

Index

WESTSTAR FINANCIAL SERVICES CORPORTION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Weststar Financial Services Corporation (the “Company”) is the holding company for The Bank of Asheville (the “Bank”).  The Bank is a state chartered commercial bank, which was incorporated in North Carolina on October 29, 1997.  The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas.  Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 29, 2000.  Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities.  The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2010 and December 31, 2009, and the consolidated results of their operations for the three and six-month periods ended June 30, 2010 and 2009 and their cash flows for the six-month periods ended June 30, 2010 and 2009.  Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

”Consolidation of Variable Interest Entities”.  The Company adopted the new accounting standard governing the recognition and presentation of consolidation of variable interest entities (VIE), which amended the VIE guidance in U.S. GAAP to include new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  This requirement is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The adoption of this standard did not have an effect on the Company.

 “Fair Value Measurements and Disclosures”.  The Company adopted the new accounting standard governing the recognition and presentation of fair value measurements and disclosures. This standard requires additional fair value measurement disclosures including the amount of and reasons for transfers in and out of Level 1 and Level 2 fair value measurements and changes the requirement to disclose purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements to a gross basis rather than a net basis. In addition, the standard clarifies that the level of disaggregation required for existing fair value disclosures should be provided for each class of assets and liabilities. Disclosures about inputs and valuation techniques should be disclosed for Level 2 and Level 3 fair value measurements. The requirements of this standard are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on our financial statements.

Index

“Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses”.  In July the Bank adopted the new standard governing the disclosures associated with credit quality and the allowance for loan losses.  This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality.  Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan loss.  The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010.  The adoption of this standard will not have a material impact on the Bank’s financial position and results of operations however it will increase the amount of disclosures in the notes to the financial statements.

3.
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $19,776,975 and $26,179,686 at June 30, 2010 and December 31, 2009, respectively.

On June 18, 2010, Queens Gap Holding Company, LLC and D.F. McCarthy Investments XVIII, LLC filed suit against the Bank in the United States District Court for the Western District of North Carolina.  In summary, the Plaintiffs, who were the sellers in a real estate development transaction, allege that the Bank improperly allowed the buyer to divert, for personal use, funds from an account set up at the Bank to fund infrastructure improvements in the development.  The Plaintiffs' claims are based on alleged oral and email representations and promises from the Bank to them.  The Plaintiffs seek $4,250,000 in compensatory damages plus treble damages and attorney's fees.  The Bank intends to defend this case vigorously. Bank’s management and its counsel are still in the early phase of discovery and have concluded as of June 30, 2010 that it is not probable that the Bank will incur a loss as a result of this suit.  As more information becomes available and as the suit progresses, the conclusion may change.

4.	Basic and diluted net income per share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

Basic earnings per common share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  There were 211,615 options excluded during the three and six month periods ended June 30, 2010 due to antidilution.  During the periods ended June 30, 2009, no options were excluded due to antidilution.

Basic and diluted net income per share have been computed based upon net income (loss) as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of
common shares used in
computing basic net income
per share	2,167,517	2,146,132	2,167,517	2,140,937
Effect of dilutive stock options	-	111,231	-	100,807
Weighted average number of
common shares and dilutive
potential common shares
used in computing diluted net
income per common share	2,167,517	2,257,363	2,167,517	2,241,744

5.
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009.  These fair value estimates are based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price an asset could be sold at or the price for which a liability could be settled.  However, given that there is no active market or observable market transaction for many of the Company’s financial instruments, the Company has made estimates of many of these fair values, which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

	June 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Assets:
Cash and cash equivalents	$13,248	$13,248	$8,336	$8,336
Investment securities	24,457	24,457	25,047	25,047
Federal Home Loan Bank stock	592	592	592	592
Loans, net	166,253	167,112	181,963	183,328
Interest receivable	937	937	886	886
Bank owned life insurance	329	329	361	361

Liabilities:
Demand deposits, NOW accounts,
money market accounts, savings	100,825	100,825	96,493	96,493
Time deposits	100,071	100,437	100,629	100,799
Short-term borrowings	840	840	4,375	4,417
Interest payable	335	335	372	372
Long-term debt	8,124	8,085	4,124	4,039

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

Index

Loans - Fair value of loans are estimated based on discounted expected cash flows.  These cash flows include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of each portfolio credit, a credit risk component based on historical and expected performance of each portfolio.  The fair value calculation did not include a liquidity adjustment, which in the current environment could possibly reflect a significant discount.

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

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan is considered impaired and a specific reserve is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At June 30, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair

Index

value of the collateral.  In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

U.S. Government
agencies	-	$2,218,212	-	$2,218,212
Mortgage-backed
Securities	-	$10,697,788	-	$10,697,788
Municipal bonds	-	$11,540,879	-	$11,540,879

	Fair Value Measurements at December 31, 2009
U.S. Government
agencies	-	$2,449,886	-	$2,449,886
Mortgage-backed
Securities	-	$11,764,887	-	$11,764,887
Municipal bonds	-	$10,831,727	-	$10,831,727

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Impaired Loans	-	$13,046,972	$1,970,457	$15,017,429
Foreclosed properties	-	1,426,649	1,483,732	2,910,381

Index

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/Liabilities
Description	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Impaired Loans	-	$5,820,701	$313,776	$6,134,477
Foreclosed properties	-	-	511,112	511,112

6.	INVESTMENT PORTFOLIO

The amortized cost, gross unrealized gains and losses and fair values of available-for-sale securities at June 30, 2010 are as follows:

Available-for-sale securities consist of the following at June 30, 2010:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Type and Maturity Group

Mortgage-backed securities due -
Within 1 year	142,375	1,594	-	143,969
Municipal bonds due –
Within 1 year	555,296	11,242	-	566,538
Total due within 1 year	697,671	12,836	-	710,507

U.S. Government agencies due -
Within 1 to 5 years	2,038,323	179,889	-	2,218,212
Residential mortgage-backed
securities due -
Within 1 to 5 years	781,453	27,484	-	808,937
Municipal bonds due –
Within 1 to 5 years	988,831	39,041	-	1,027,872
Total due within 1 to 5 years	3,808,607	246,414	-	4,055,021

Residential mortgage-backed
securities due -
Within 5 to 10 years	1,014,122	72,082	-	1,086,204

Municipal bonds due –
Within 5 to 10 years	1,635,180	22,062	-	1,657,242
Total due within 5 to 10 years	2,649,302	94,144	-	2,743,446

Residential mortgage-backed
securities due -
After 10 years	8,262,959	395,719	-	8,658,678

Index

Municipal bonds due –
after 10 years	8,311,125	104,844	(126,742)	8,289,227
Total due after years	16,574,084	500,563	(126,742)	16,947,905

Total at June 30, 2010	$23,729,664	$853,957	$(126,742)	$24,456,879

Available-for-sale securities consist of the following at December 31, 2009:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type and Maturity Group

Residential mortgage-backed securities -
Within 1 year	$501,935	$-	$(176)	$501,759

U.S. Government agencies due –
Within 1 to 5 years	1,019,655	63,885	-	1,083,540
Residential mortgage-backed U.S.
Government agencies securities due -
Within 1 to 5 years	999,939	20,929	-	1,020,868
Municipal bonds due –
Within 1 to 5 years	1,549,329	60,297	-	1,609,626
Total due within 1 to 5 years	3,568,923	145,111	-	3,714,034

U.S. Government agencies due -
Within 5 to 10 years	1,265,259	101,087	-	1,366,346
Residential mortgage-backed U.S.
Government agencies securities due -
Within 5 to 10 years	722,932	32,432	-	755,364
Municipal bonds due –
Within 5 to 10 years	1,642,396	5,684	(9,887)	1,638,193
Total due within 5 to 10 years	3,630,587	139,203	(9,887)	3,759,903

Residential mortgage-backed U.S.
Government agencies securities due -
after 10 years	9,227,386	308,305	(48,795)	9,486,896
Municipal bonds due –
after 10 years	7,684,749	50,973	(151,814)	7,583,908
Total due after years	16,912,135	359,278	(200,609)	17,070,804

Total at December 31, 2009	$24,613,580	$643,592	$(210,672)	$25,046,500

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010.  These investments represent securities that the Company has the positive intent and ability to hold to maturity.  The unrealized losses on investment securities as of June 30, 2010 are a result of volatility in the market during 2010 and relate to eight municipal bonds.  All unrealized losses on investment securities resulted from changes in interest rates and are considered by management to be

Index

temporary given the credit ratings on these investment securities, the duration of the unrealized loss, and our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value.  Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and because the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired.

June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Municipal bonds	$1,934,421	$41,908	$1,399,073	$84,834	$3,333,494	$126,742

Total temporarily impaired
securities	$1,934,421	$41,908	$1,399,073	$84,834	$3,333,494	$126,742

December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Residential mortgage-
backed U.S. Government
agencies securities	$2,912,885	$(48,971)	$-	$-	$2,912,885	$(48,971)
Municipal bonds	3,998,244	(53,226)	1,377,766	(108,475)	5,376,010	(161,701)
Total temporarily impaired
securities	$6,911,129	$(102,197)	$1,377,766	$(108,475)	$8,288,895	$(210,672)

The aggregate cost of the Company’s cost method investment, Federal Home Loan Bank stock, totaled $592,300 at June 30, 2010.  The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired).  The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.

7.	Capital and Regulatory Matters

Due to the signifcant decline in capital, it is anticipated that the Bank will be required to enter into a formal consent order with the North Carolina Commissioner of Banks and the FDIC.  An enforcement action of this nature would most likely require higher regulatory capital requirements than would otherwise be required. A consent order could also result in requiring the Bank to raise additional capital within a specified timeframe, limit access to the brokered CD market, restrict rates it can offer on customer deposits and necessitate a corrective plan for the reduction of non-performing assets, among other matters. Furthermore, because such consent orders are public, there could be an adverse customer or market reaction to such announcement. These matters potentially raise substantial doubt about the Bank’s ability to continue as a going concern.  If the Bank is unable to comply with the terms of any such consent order, further regulatory actions could be taken.

As a result of the loan losses, our capital accounts have changed significantly since year and are as follows as of June 30, 2010:

Index

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
As of June 30, 2010
Total Capital (to Risk Weighted
Assets)
Consolidated	$6,878	3.85%	$14,278	8.00%	$17,847	10.00%
Bank	$8,249	4.63%	$14,258	8.00%	$17,823	10.00%

Tier 1 Capital (to Risk Weighted
Assets)
Consolidated	$3,439	1.93%	$7,139	4.00%	$10,708	6.00%
Bank	$5,997	3.36%	$7,129	4.00%	$10,694	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$3,439	1.51%	$9,122	4.00%	$11,403	5.00%
Bank	$5,997	2.63%	$9,113	4.00%	$11,392	5.00%

The Bank is considered significantly undercapitalized under the prompt corrective action provisions of the FDIC.

Index

Item 2.    Management’s Discussion and Analysis
Financial Condition and Results of Operations

Weststar Financial Services Corporation & Subsidiaries
Management’s Discussion and Analysis

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Weststar Financial Services Corporation is the holding company for The Bank of Asheville (the “Bank”).  The Bank is a state-chartered commercial bank which was incorporated in North Carolina on October 29, 1997. The Bank provides consumer and commercial banking services in Buncombe County and surrounding areas. Common shares of The Bank of Asheville were exchanged for common shares of Weststar Financial Services Corporation on April 28, 2000. Weststar Financial Services Corporation formed Weststar Financial Services Corporation I (the “Trust”) during October 2003 in order to facilitate the issuance of trust preferred securities.  The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by Weststar Financial Services Corporation.  Because Weststar Financial Services Corporation has no material operations and conducts no business on its own other than owning the Bank, the discussion contained in Management’s Discussion and Analysis concerns primarily the business of the Bank.  However, for ease of reading and because the financial statements are presented on a consolidated basis, Weststar Financial Services Corporation and the Bank are collectively referred to herein as the Company.

EXECUTIVE OVERVIEW

Net charge-offs during the three and six month periods ended June 30, 2010 totaled $13,398,016 and $13,834,231, respectively, compared to $51,667 and $158,363 during the three and six month periods ended June 30, 2009, respectively.  Second quarter 2010 charge-offs were primarily related to declines in real estate values of impaired collateral dependent loans and changes in the types of appraisals obtained to support valuations on properties that are expected to be resolved via foreclosure.  The sluggish real estate market continues to significantly affect real estate collateral values which directly impacts the level of specific reserves required on impaired loans.

Non-performing assets totaled $27,780,216 and $25,973,097 at June 30, 2010 and December 31, 2009, respectively.  Loans outstanding decreased 8.11% to $170,438,295, when compared to December 31, 2009 primarily as a result of loan charge-offs and write-downs. The investment portfolio remained relatively flat at $24,456,879, when compared to $25,046,500 at December 31, 2009.

As a reaction to the continued trends in nonperforming loans, the Bank has brought in third party loan review assistance to review significant portions of the portfolio for potential problem loans.  During the quarter, this function has identified additional classified or impaired loans.  The Bank will continue to have the portfolio reviewed by the outside consultant for additional problem loans.

Net interest income decreased by 17.16% during the three-month period due to a decrease in net earning assets and net interest margin.  Primarily as a result of net charge-offs, the Company added $14,069,355 to the allowance for loan losses compared to $221,310 during the comparable period in 2009.  Other non-interest income for the June 30, 2010 and 2009 quarters totaled $424,908 and $464,591, respectively.  The decrease in other income primarily reflects decreased fees from the origination of mortgage loans and decreased overdraft fees.  Non-interest expenses increased from $1,688,876 to $2,065,912 or 22.32%.  The increase was primarily attributable to credit related expenses such as appraisals and collections, and expenses incurred to support loan and deposit servicing.

Net income (loss) totaled $(14,080,770) and $433,869 for the quarters ended June 30, 2010 and 2009, respectively.

Index

The Company’s net interest income decreased by 7.81% during the six-month period due to a decrease in earning assets.  Primarily as a result of net charge-offs, the Company added $14,507,390 to the loan loss reserve compared to $475,890 during the comparable period in 2009.  Other non-interest income for the June 30, 2010 and 2009 periods totaled $817,880 and $872,798 respectively.  The decrease in other income primarily reflects decreased fees from the origination of mortgage loans and decreased overdraft fees.  Non-interest expenses increased from $3,384,764 to $3,872,350 or 14.41%.  The increase was primarily attributable to credit related expenses such as appraisals and collections, and expenses incurred to support loan and deposit servicing.

Net income (loss) totaled $(13,999,522) and $657,812 for the six month periods ended June 30, 2010 and 2009, respectively.

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2010 COMPARED TO DECEMBER 31, 2009

During the period from December 31, 2009 to June 30, 2010, total assets decreased $9,517,737 or 4.25%.  This decrease, reflected primarily in loans, resulted from net charge-offs and/or write-downs. This trend was driven by the sluggish real estate market’s affect on real estate collateral which had a significant impact on the level of specific reserves required on impaired loans.

Securities and interest-bearing balances with other financial institutions at June 30, 2010 totaled $33,451,807 compared to $26,596,740 at December 31, 2009.  Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $592,300.

At June 30, 2010, the loan portfolio constituted 79.56% of the Company’s total assets.  Loans decreased $15,036,578, or 8.11%, from December 31, 2009 to June 30, 2010 as a result of net charge-offs and/or write-downs ..

The recorded investment in impaired loans was $28,461,384, $3,007,369 and $33,329,137, which includes nonperforming and restructured loans, at June 30, 2010 and 2009 and December 31, 2009, respectively.  Impaired loans of $28,461,384, $2.193,220 and $33,329,137 had no related allowances for loan losses.  The Company compares the net realizable value of impaired loans against the recorded investment in such loans and generally charges-off any deficit to the allowance for loan losses in accordance with FDIC guidance.  The average recorded balance of impaired loans for the six months ended June 30, 2010 and 2009 totaled $33,731,623 and $1,861,357, respectively and $7,356,699 for the year ended December 31, 2009.  For the six-month periods ended June 30, 2010 and 2009, the Company recognized interest income from impaired loans of approximately $191,530 and $20,115, respectively.  See “Asset Quality” for discussion and analysis of loan loss reserves.

During 2010, the Company focused significant attention on working with loan customers, who were experiencing financial difficulties.  The economic downturn impacted many businesses in our market ranging from real estate development to retail sales, which in turn negatively impacted land sales in the region and retail sales of our commercial customers.  The Company attempted to take proactive measures to restructure notes for businesses and individuals, where restructuring indicated an improvement in loan collectibility.

The following table presents the recorded investments in troubled debt restructure loans by category that are performing:

Index

	June 30,	December 31,
	2010	2009
Commercial real estate:
Residential ADC	$56,723	$5,527,742
Other commercial real estate	-	464,270
Total non-owner occupied
commercial real estate	56,723	5,992,012
Commercial owner occupied
real estate	3,015,186	1,172,095
Commercial and industrial	150,224	167,341
Residential mortgage:
First lien, closed end	267,588	274,151
Home equity lines of credit	80,804	198,602
Consumer	13,202	8,987
Total	$3,583,727	$7,813,188

The reduction in troubled debt restructured loans was primarily due to loan charge-offs.  Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of an obligor to continue to comply with repayment terms, because of the obligor’s potential operating or financial difficulties.  Management monitors these loans closely and reviews their performance on a regular basis.  These loans do not meet the standards for, and are therefore not included in, nonperforming assets.  At June 30, 2010, the Company identified nine potential problem loans totaling $3,058,281 as compared to one potential problem loan totaling $2,756 at December 31, 2009.

Deposits increased $3,773,868 during the six months ended June 30, 2010.  The increase in deposits was primarily attributable to growth in demand, money market and savings accounts.  The Company experienced a $1,475,610 decrease in NOW accounts during the quarter.  The decrease primarily resulted from fluctuations in Interest On Lawyers Trust Accounts, commonly called IOLTAs, which is an escrow account primarily used for real estate transactions.  These accounts are subject to wide fluctuations representing real estate closing activities.  During the second quarter, the Company reduced the rate paid on eZchecking, a NOW account product, from 4.01% to 3.65% and reduced the maximum base upon which the rate could be paid from $25,000 to $15,000.  Changes in the product reflect trends in the market area and adjustments needed to increase product profitability.  eZchecking remains one of the Company’s most popular accounts.  Qualifiers for the account included a minimum of 10 debit card transactions, one direct deposit and receipt of an electronic statement each month.  The Company earns interchange revenue from debit card usage and can deliver electronic statements more efficiently than through standard U.S. mail; these two factors effectively minimize the cost of funds on the product.  At June 30, 2010, the Company had 2,151 eZchecking accounts totaling $31,287,410 compared to 1,818 accounts totaling $29,777,082 at December 31, 2009.  Savings accounts increased from $2,890,582 to $3,727,603 or 28.96%.  The increase in savings most likely reflects the national trends of increased savings and reduced spending as consumers remain pessimistic about the economy.  Time deposits decreased $558,186 from December 31, 2009 to June 30, 2010.  The decrease appears to have stemmed from a shift in funds from certificates of deposit to the equities sector as the stock market demonstrated gains during the majority of the period.  Demand deposit account growth primarily reflects increased deposits in commercial accounts rather than retail consumer accounts.

Short-term borrowings consisted of securities sold under agreements to repurchase in the amount of $840,310.  Securities sold under agreements to repurchase bear a variable rate of interest and mature daily.  At June 30, 2010, the rate on these borrowings was .25%.

Long-term borrowings consisted of trust preferred securities totaling $4,124,000 and one advance from the Federal Home Loan Bank of Atlanta.  The trust preferred securities bear a rate of LIBOR plus 315 basis points (3.45% at June 30, 2010) and pay dividends quarterly.  The rate is subject to quarterly resets.  The trust preferred securities mature October 7, 2033, and became callable on or after October 7, 2008.  $860,000 of the trust preferred securities were eligible for inclusion as Tier I capital and $1,184,000 as Tier 2 capital.  Trust preferred securities are limited 25% of Tier 1 capital.  Amounts in excess of this limit generally may be included in Tier 2 capital.  Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.  The interest rate on the advance was 1.83% and matures on March 15, 2013.

Index

The Company’s total capital to risk weighted assets totaled 3.85% at June 30, 2010.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of June 30, 2010, the Company’s capital was considered to be significantly undercapitalized under the prompt corrective action provisions.   If the Company does not improve its capital, regulators may issue a warning to the Company and may also be required to take certain actions with respect to the Bank under federal bank regulatory “prompt corrective action” standards, including changing management and forcing the Bank to take other corrective actions. In addition, the Bank would lose the ability to renew, rollover or originate brokered deposits and to offer certain deposit products priced at above market rates.  Additionally, the Company’s access to borrowing from the Federal Home Loan Bank – Atlanta and Federal Reserve Bank may also be subject to reduced levels and terms.  See discussions under “Capital Resources” and “Liquidity”

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended June 30, 2010 totaled $1,725,940 compared to $2,083,352 in 2009.  The decrease was attributable to decreases in net earning assets and net interest margin.  The Company’s net interest margin was approximately 3.13% and 3.93% for the quarters ended June 30, 2010 and 2009, respectively.

Primarily as a result of changes in nonperforming loans and charge-offs, partially offset by some stabilization in the national and local economies, the Company recorded a provision for loan losses of $14,069,355 for the three months ended June 30, 2010 compared to $221,310 for the same period in 2009.  The increased provision was necessary in order to bring the allowance for loan losses to a level deemed appropriate in light of the risk inherent in the Bank’s loan portfolio indicated by recent loss experience, management’s analysis of applicable credit quality metrics and updated appraisals that resulted in charge-offs based upon their analysis of loan repayment probabilities of projected borrower cash flows or underlying collateral values, as applicable. Charge-offs, net of recoveries, totaled $13,398,016 for the three months ended June 30, 2010 compared to $51,667 for the same period in 2009.  Impaired loans, which include both nonaccrual and nonperforming restructured loans, are measured at net realizable value (the value of supporting collateral less costs to sell) or present value of cash flows, if not collateral- dependent.   If the net realizable value or present value of cash flows is less than the carrying value of the loan, the deficit is charged against the loan loss reserve.  During 2009, real estate values and real estate sales continued to decline on the heels of the depressed national, regional and local economies.  Real estate loans that formerly reflected low loan-to-value levels now reflect higher loan-to-value levels.  Management has taken these factors among others such as a a short time horizon of historic charge-off rates,  concentrations of credit, delinquency trend, economic and business conditions, external factors, lending management/staff, lending policies/procedures, loss and recovery trends, nature and volume of portfolio, nonaccrual trends, and other adjustments, problem loan trend and quality of loan review system by loan sector, into account when estimating the allowance for loans losses for both performing and nonperforming loans, which resulted in an increased provision for loan losses.  Loan charge-offs during second quarter resulted primarily from the decline in real estate values of impaired collateral dependent loans and changes in the types of appraisals obtained to support valuations on collateral of impaired loans.  Management continues to be concerned about the economy and related job growth.  Sustained growth in unemployment may necessitate additional increases to the provision for loan losses.  See “ASSET QUALITY” for more discussion.

Other non-interest income for the June 30, 2010 and 2009 quarters totaled $424,908 and $464,591, respectively.  The decrease in other income primarily reflects decreased fees from overdraft activities and fees from the origination of mortgage loans; decreases were partially offset by an increase in interchange revenue.  Fees earned

Index

on overdrafts decreased from $228,301 to $205,014.  Fees from this service are activity based.  Mortgage fee income dropped by $39,074 as fewer customers qualified for mortgage loans.  Qualifications are primarily based upon customer credit scores and cash flows to meet borrowing obligations.  The Company continues to explore alternate financing options in an effort to provide a wide array of products to meet borrower needs.  Interchange revenue increased from $87,152 to $111,723 for the periods ended June 30, 2009 and 2010, respectively.  The Company earns interchange revenue from customer ATM, debit and credit card activities.  Other income remained relatively flat at $9,106.

Other non-interest expense totaled $2,065,912 compared to $1,688,876 in 2009.  The increase was primarily attributable to credit expenses and consultant fees.  During the period, the Bank ordered numerous appraisals on problem loans secured by real estate in order to determine the underlying value of the collateral.  Depending on the size and complexity of the collateral, appraisal costs ranged from $500 to $6,000.  Additionally, the Bank incurred loan collection and repossession expenses of $135,972 compared to $5,765 during 2009.  The majority of the loan collection expenses were attributable to legal fees.  The Bank further employed consultants to review lending activities and processes for quality control purposes.  Consultant fees totaled $63,383 during 2010 compared to $8,584 during 2009.

Salaries and benefits increased 8.63% to $861,150.  The increase was largely due to the changes in cash surrender value of an insurance contract and the increased participation in the Company’s 401(k) retirement plan.  Occupancy expense decreased from $122,076 to $110,234.  The decrease in expense reflects the change from lease to purchase of one of the Bank’s properties.  In January, the Bank purchased the building that houses the Reynolds office, which had originally been established as a leased property.  Equipment expenses remained relatively flat at $106,848.  Professional fees increased from $65,551 to $90,001 primarily due to various legal fees.  Data processing fees increased by 18.96% to $186,728 as a result of growth in the number of loans and deposits and increased internet banking and remote deposit capture activities.  FDIC insurance premiums decreased from $173,808 to $86,516 in 2010.  During the second quarter of 2009, the FDIC imposed a 5 basis point special assessment, which totaled approximately $101,000, to help replenish the FDIC’s deposit insurance fund.  No such assessment was imposed during 2010.  Marketing expenses increased from $80,435 to $87,932, which reflects increased marketing efforts for products and services.  Expenses from the foreclosures of properties increased from $70 during 2009 to $27,129 during 2010.  The increase reflects the levels of foreclosure related activities.  Other expenses totaled $131,754 in 2010 compared to $109,363 in 2009.  Income (loss) before income tax provision totaled $(13,984,419) and $637,757 for the quarters ended June 30, 2010 and 2009, respectively.  Income tax provision totaled $96,351 and $203,888 for the quarters ended June 30, 2010 and 2009, respectively, which equated to an effective tax rate of (.69)% and 31.97%, respectively.  The decrease in 2010’s tax rate reflects the creation of a deferred tax valuation allowance account, which offset the Company’s deferred tax assets.   No such valuation existed during the comparable 2009 period.  Net income (loss) totaled $(14,080,770) and $433,869 for the quarters ended June 30, 2010 and 2009, respectively.

Other comprehensive income (loss) totaled $167,333 and $(4,293) for the three months ended June 30, 2010 and 2009, respectively.  Comprehensive income (loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $(13,913,437) and $429,576 for the quarters ended June 30, 2010 and 2009, respectively.

COMPARATIVE SIX MONTHS

Net interest income for the six-month period ended June 30, 2010 totaled $3,645,098 compared to $3,953,941 for the same period in 2009.  The decrease was attributable to a decrease in net earning assets and net interest margin.  The Company’s net interest margin was approximately 3.35% and 3.85% for the six months ended June 30, 2010 and 2009, respectively.

The Company recorded a provision for loan losses of $14,507,390 and $475,890 for the six months ended June 30, 2010 and 2009, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Index

Other non-interest income for the six months ended June 30, 2010 and 2009 totaled $817,880 and $872,798, respectively.  The decrease in other income primarily reflects decreased fees from overdraft activities and fees from the origination of mortgage loans; decreases were partially offset by an increase in interchange revenue.  Fees earned on overdrafts decreased from $436,734 to $393,256.  Fees from this service are activity based.  Effective July 1, 2010, changes in federal regulations that govern the Company’s ability to charge overdraft fees will likely further reduce the Company’s revenue from this service.  The Company will be prohibited from charging overdraft fees for ATM and one-time debit card transactions under the new Federal Reserve rules.  The new rules require the Company to ask consumers whether they want to opt in for overdraft protection. Additionally, the Company’s customers will be allowed only one overdraft fee per month, or six annually.  Mortgage fee income dropped by $55,269 as fewer customers qualified for mortgage loans.  Qualifications are primarily based upon customer credit scores and cash flows to meet borrowing obligations.  The Company continues to explore alternate financing options in an effort to provide a wide array of products to meet borrower needs.  Interchange revenue increased from $160,628 to $207,622 for the periods ended June 30, 2009 and 2010, respectively.  The Company earns interchange revenue from customer ATM, debit and credit card activities.  Other income remained relatively flat at $16,553.

Other non-interest expense totaled $3,872,350 compared to $3,384,764 in 2009.  The increase was primarily attributable to credit expenses and consultant fees.  During the period, the Bank ordered numerous appraisals on problem loans secured by real estate in order to determine the underlying value of the collateral.  Depending on the size and complexity of the collateral, appraisal costs ranged from $500 to $6,000.  Additionally, the Bank incurred loan collection and repossession expenses of $205,814 compared to $12,895 during 2009.  The majority of the loan collection expenses were attributable to legal fees.  The Bank further employed consultants to review lending activities and processes for quality control purposes.  Consultant fees totaled $117,169 during 2010 compared to $15,405 during 2009.

Salaries and benefits increased 4.43% to $1,676,517.  The increase was largely due to the changes in cash surrender value of an insurance contract and the increased participation in the Company’s 401(k) retirement plan.  Occupancy expense decreased from $307,129 to $211,875.  The decrease in expense reflects the change from lease to purchase of one of the Bank’s properties.  In January, the Bank purchased the building that houses the Reynolds office, which had originally been established as a leased property.  Equipment expenses remained relatively flat at $202,517.  Professional fees increased from $135,988 to $168,322 primarily due to various legal fees.  Data processing fees increased by 18.82% to $369,475 as a result of growth in the number of loans and deposits and increased internet banking and remote deposit capture activities.  FDIC insurance premiums decreased from $246,212 to $171,310 in 2010.  During the second quarter of 2009, the FDIC imposed a 5 basis point special assessment, which totaled approximately $101,000, to help replenish the FDIC’s deposit insurance fund.  No such assessment was imposed during 2010.  Marketing expenses decreased from $173,122 to $151,606, which reflects decreased marketing efforts for products and services during the first quarter of 2010.  Expenses from the foreclosures of properties increased from $70 during 2009 to $42,717 during 2010.  The increase reflects the levels of foreclosure related activities.  Other expenses totaled $226,854 in 2010 compared to $201,994 in 2009.  Income (loss) before income tax provision totaled $(13,916,762) and $966,085 for the periods ended June 30, 2010 and 2009, respectively.  Income tax provision totaled $82,760 and $308,273 for the periods ended June 30, 2010 and 2009, respectively, which equated to an effective tax rate of (.59)% and 31.91%, respectively.  The decrease in 2010’s tax rate reflects the creation of a deferred tax valuation allowance account, which offset the Company’s deferred tax assets.   No such valuation existed during the comparable 2009 period.  Net income (loss) totaled $(13,999,522) and $657,812 for the periods ended June 30, 2010 and 2009, respectively.

Other comprehensive income totaled $180,844 and $149,740 for the six months ended June 30, 2010 and 2009, respectively.  Comprehensive income (loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $(13,818,678) and $807,552 for the six months ended June 30, 2010 and 2009, respectively.

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

Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on its analysis, the Company believes that its balance sheet is liability-sensitive; meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Because a significant portion of the Company’s deposits are either variable rate or have short-term maturities, they reprice more rapidly than rate sensitive interest-earnings assets. During periods of rising rates, this results in decreased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates.

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

Index

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2010, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	TERMS TO REPRICING AT JUNE 30, 2010
	1-90 Days	91-180 Days	181-365 Days	Total One	Non-	Total
				Year	Sensitive
Interest-earning assets:
Interest bearing deposits	$8,994,928	$8,994,928	$8,994,928
Investment securities	263,646	$236,087	$919,075	1,418,808	$22,310,856	23,729,664
Federal Home Loan Bank
stock	592,300	-	-	592,300	-	592,300
Loans	96,370,259	7,150,267	7,825,507	111,346,033	59,092,262	170,438,295
Total Interest-earning assets	106,221,133	7,386,354	8,744,582	122,352,069	81,403,118	203,755,187

Interest-bearing liabilities:
Time deposits	37,801,847	19,184,488	31,827,771	88,814,106	11,257,055	100,071,161
All other deposits	75,590,076	-	-	75,590,076	-	75,590,076
Short-term debt	840,310	-	-	840,310	-	840,310
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	118,356,233	19,184,488	31,827,771	169,368,492	15,257,055	184,625,547

Interest sensitivity gap	$(12,135,100)	$(11,798,134)	$(23,083,189)	$(47,016,423)	$66,146,063
Cumulative interest sensitivity
Gap	$(12,135,100)	$23,933,234	$(47,016,423)
Interest-earning assets as
Percent of interest sensitive
liabilities*	89.7%	38.5%	27.5%	72.2%

*Percentages shown are not cumulative.

The Company has established an acceptable range of 80% to 120% for interest-earning assets as a percent of interest sensitive liabilities for the total one year horizon.  The increase in nonaccrual loans and the popularity of eZchecking caused the Company’s static gap to fall outside of policy.  Efforts are being undertaken to decrease nonaccrual loans.  As mentioned elsewhere, the Company has augmented selected components of its eZchecking product, which should minimize the gap between actual ratios and policy.

Index

ASSET QUALITY

Total loans outstanding at June 30, 2010 and December 31, 2009 were $170,438,295 and $185,474,873, respectively.  Historically, the Bank has made loans within its primary market area.  The Bank generally considers its primary market to be Buncombe County in North Carolina.  Emphasis is placed on commercial loans to small- and medium-sized business and consumers.  The amounts and types of loans outstanding are shown the following table.

	June 30,	December 31,
	2010	2009
LOANS:
Real Estate -
Construction	$62,993,477	$68,712,886
Mortgage	85,363,394	88,843,525
Commercial, financial and agricultural	20,323,689	25,833,920
Consumer	1,892,894	2,254,665
Subtotal	170,573,454	185,644,996
Deferred origination fees, net	(135,159)	(170,123)
Total	$170,438,295	$185,474,873

Real estate loans represented 87% and 85% of the portfolio at June 30, 2010 and December 31, 2009, respectively.  Commercial loans represented 12% of the portfolio in 2010 compared to 14% at December 31, 2009, while consumer loans represented 1% of the portfolio at June 30, 2010 and December 31, 2009, respectively.  Commercial loans of $20,323,689 and $25,833,920, consumer loans of $1,892,894 and $2,254,665 and real estate mortgage loans of $85,363,394 and $88,843,525 at June 30, 2010 and December 31, 2009, respectively, are loans for which the principal source of repayment is derived from the ongoing cash flow of the business and other generally recurring sources of income.  Real estate construction loans of $62,993,477 and $68,712,886 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

Total non-owner occupied loans decreased from $93,004,204 to $85,230,079.  The decrease was primarily attributable to loan charge-offs and write-downs as a result of decreased asset values.  These loans primarily represent residential acquisition and development (“ADC”) real estate loans, which totaled $56,764,647 and $66,364,620 and commercial real estate, which totaled $28,388,363 and $26,560,538 at June 30, 2010 and December 31, 2009, respectively.  Residential ADC loans consist of short-term construction facilities with the majority having takeouts for permanent financing.  Commercial real estate owner-occupied loans decreased modestly from $34,988,710 to $33,992,112.  Commercial and industrial loans decreased from $25,833,920 to $20,323,689.  The majority of the decrease was attributable to charge-offs and write-downs.  Residential mortgage loans remained relatively flat at $17,470,989.  Home equity lines of credit increased slightly from $11,329,544 to $11,663,690 primarily as a result of increased draws on available lines of credit, while consumer loans dropped slightly to $1,892,894.

The Bank has a diversified loan portfolio with two notable concentrations.  While management believes there is no concentration to any one borrower, a concentration does exist among a group of interrelated parties.  The Bank had funded a total of 14 commercial notes totaling in excess of $13,000,000 to individuals, who appear to have interrelated business connections; a portion of which is secured by residential lots in a real estate development project that has filed for protection under Chapter 11 bankruptcy.  The individual borrowers, however, have not filed bankruptcy.  As of June 30, 2010 these loans had been charged-off and/or written-down to approximately $6,600,000. Write downs were attributed to the receipt of updated appraisals during the period which reflect lower values due to the continued slow real estate sales environment.  All notes to this group of related parties continue to be classified as nonaccrual, and are carried at the lower of cost or net

Index

realizable values.  Management monitors these loans closely, meets with the borrowers on a frequent basis and is pursuing collection efforts against debtors and guarantors.

The Bank’s loan portfolio also reflects a concentration in real estate lending; however, that lending while geographically concentrated, is spread across a diverse group of businesses and industries.  The Bank further attempts to mitigate its exposure to real estate construction lending by limiting the number of unsold houses to four per developer.  Currently, home developer loans have an average balance of approximately $300,000 per unit.  The Bank uses third party building inspectors to evaluate construction progress.  Based upon reports provided by the inspectors, the Bank believes it is better equipped to monitor and distribute loan draws according to percent of project completed.  Approximately 20% of commercial real estate mortgage loans are owner-occupied.  In general, owner-occupied loans pose lower risks than non-owner-occupied loans as there is lower risk of the borrower-tenant leaving the building for a better lease.  Additionally, in the normal owner-occupied loan situation, personal guarantees for the loan are present. Lastly, the Bank also contracts with a third party loan reviewer to evaluate a selection of loans on a quarterly basis.  The reviewer provides feedback on quality of loan underwriting, timeliness of customer financial statements, independent global cash flow analysis, concentrations of credit risk and loan risk grading, among others.  Management believes this third party review to be an integral part of its internal controls and risk monitoring systems.

At June 30, 2010, restructured loans, including both nonaccrual and performing, were largely concentrated in the residential ADC sector of commercial real estate notes followed by owner-occupied commercial real estate notes as shown below.

Loan Type
	Restructured Loans Outstanding	Restructured Loans	Loans to Loans Outstanding
Commercial real estate:
Residential ADC	$56,764,647	$3,136,228	5.52%
Other Commercial	28,388,363	436,502	1.54%
Agricultural	77,069	-	-
Total non-owner occupied	85,230,079	3,572,730	4.19%
Commercial real estate
owner-occupied	33,992,112	3,249,705	9.56%
Commercial:
Construction and industrial	20,323,689	227,806	1.12%
Residential mortgage:
1st lien; closed end	15,334,436	628,325	4.10%
Junior lien; closed end	2,136,554	-	-%
Total residential mortgage	17,470,990	628,325	3.60%
Home equity lines	11,663,690	343,403	2.94%
Consumer - other	1,892,894	13,041	.69%
Deferred fees/costs	(135,159)	-	-%
Total	$170,438,295	$8,035,010	4.71%

Restructured owner-occupied commercial real estate included four commercial customers with combined balances of approximately $3.2 million.  Four of the five loans totaling approximately $3.0 million were in compliance with modified terms.  Restructured non-owner occupied commercial real estate of approximately $3.6 million includes of 10 customers with a total of 13 notes.

Index

NONPERFORMING ASSETS

	June 30,	December 31,
	2010	2009
NONPERFORMING ASSETS
Nonaccrual	$20,386,235	$22,870,696
Restructured loans	4,470,275	2,591,289
Nonperforming loans	24,856,510	25,461,985
Other real estate owned	2,910,381	511,112
Repossessions	13,325	-

Total	$27,780,216	$25,973,097
Restructured loans not included in
categories above	$3,564,735	$7,748,562

Approximately $3.7 million of loans classified as nonperforming loans receive regular payments from the borrowers.  The Company, however, requires the borrowers to continue payments for a minimum of six months and provide financial projections that indicate an ability to continue to make payments before the loan is returned to performing status.  As of June 30, 2010, $3.6 million of loans categorized as restructured loans not included in categories above continue to make regular payments in accordance with their restructured terms.

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

Index

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The quarterly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at June 30, 2010 and 2009, and December 31, 2009 was $4,185,422, $2,847,508 and $3,512,263 or 2.46%, 1.58% and 1.89%, respectively, of gross loans outstanding.   The ratio of annualized net charge-offs to average loans outstanding was 15.09%, .18% and 1.24% at June 30, 2010 and 2009, and December 2009, respectively.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the six-months ended June 30, 2010 and 2009, and for the year ended December 31, 2009.

Summary of Allowance for Loan Losses

	For the six months		For the year ended
	ended June 30,		December 31,
	2010	2009	2009

Balance, beginning of period	$3,512,263	$2,529,981	$2,529,981
Charge-offs:
Commercial, financial and agricultural	(4,026,985)	(117,754)	(994,756)
Real estate:
Construction	(8,899,115)	-	(693,002)
Mortgage	(634,925)	(30,000)	(493,467)
Consumer	(344,747)	(31,242)	(85,257)
Total charge-offs	(13,905,772)	(178,996)	(2,266,482)

Recoveries
Commercial, financial and agricultural	-	-	28
Real estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	71,541	20,633	30,336
Total recoveries	71,541	20,633	30,364
Net charge-offs	(13,834,231)	(158,363)	(2,236,118)
Provision charged to operations	14,507,390	475,890	3,218,400
Balance, end of period	$4,185,422	$2,847,508	$3,512,263

Percentage of annualized net charge-offs to
average loans	15.09%	.18%	1.24%
Percentage of allowance to
period-end loans	2.46%	1.58%	1.89%

The Bank operates in a well diversified market.  Major economic drivers include tourism, medical industry and light manufacturing in addition to state and federal government agencies.  The majority of the commercial loan chargeoffs were related to a loan whose proceeds were used for an ADC project that was collateralized by a note

Index

receivable that was deemed worthless in the current quarter.  This is considered a nonrecurring type of charge-off and not reflective of our commercial portfolio as a whole.  The Bank’s primary market area has experienced increased unemployment levels, but they are lower than the North Carolina average.  However, the ADC market has experienced significant disruption in volumes and market value due to the reduced level of purchasers providing liquidity to this market segment.  Continued low volumes of sales could have a negative impact on the Bank in the form of increased nonperforming loans and real estate owned.

The Bank attempts to mitigate its exposure to real estate construction lending by limiting the number of unsold houses to four per developer.  Currently, home developer loans have an average balance of approximately $300,000 per unit.  The Bank uses third party building inspectors to evaluate construction progress.  Based upon reports provided by the inspectors the Bank believes it is better equipped to monitor and distribute loan draws according to percent of project completed.  Approximately 20% of commercial real estate mortgage loans are owner-occupied.  In general, owner-occupied loans pose lower risks than non-owner-occupied loans as there is lower risk of the borrower-tenant leaving the building for a better lease and generally there are business-related cash flows which provide debt service capacity.  Additionally, in the normal owner-occupied loan situation, personal guarantees for the loan are present.

Nonaccrual and restructured loans decreased slightly from $25,461,985 at December 31, 2009 to $24,856,510 at June 30, 2010 due primarily to significant charge-offs previously discussed offset by impaired loans migrating to nonaccrual status.  Although some of the customers have resumed payments, management has continued to classify the relationships until such time as the borrowers demonstrate a consistent and consecutive payment history.  Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  During the first quarter of 2010, management reorganized its credit administration department to improve its underwriting analysis, training and loan monitoring.  Management continued its engagement of third party loan review services to supplement and validate overall loan review analytics and portfolio risk assessments.  Based upon this analysis, management believes the allowance is appropriate in light of the risk associated with current loans outstanding.

The Bank utilizes a loan migration model to assist in its determination of the proper level of reserves for loan losses. During second quarter, the loss horizon time frame in the migration analysis was reduced for the construction and commercial secured loan pool groupings as a result of a significant short-term increase in substandard loans and losses on those loans related to a group of loans totaling approximately $13, million related through interrelated business connections.  Management believes that the losses of these loans are isolated and not indicative of the risks currently in the remaining construction and commercial loan portfolio.  Therefore, the changes made to the loss horizon better represent the management’s current judgment about the credit quality of the loan portfolio as a whole.

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2010		December 31, 2009
	Amount of Allowance	Percent of Total Loans	Amount of Allowance	Percent of Total Loans

TYPE OF LOAN:
Real Estate	$3,340,312	87%	$2,481,578	85%
Commercial and industrial
loans	751,127	12%	878,086	14%
Consumer	93,983	1%	152,599	1%
Unallocated	-	-	-	-
Total Allowance	$4,185,422	100%	$3,512,263	100%

Index

CAPITAL RESOURCES

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve, the primary federal regulators of The Bank of Asheville and Weststar, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. As shown in the following table, Weststar and the Bank of Asheville both are no longer considered adequately capitalized in accordance with these guidelines.  The Bank is considered significantly undercapitalized under the prompt corrective action provisions.  Currently, the Company is actively pursuing strategic plans to enhance its capital ratios.  As part of these efforts, the Company has retained the services of investment bankers to review all strategic opportunities available to the Company and Bank.

REGULATORY CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2010
Total Capital (to Risk Weighted
Assets)
Consolidated	$6,878	3.85%	$14,278	8.00%	$17,847	10.00%
Bank	$8,249	4.63%	$14,258	8.00%	$17,823	10.00%

Tier 1 Capital (to Risk Weighted
Assets)
Consolidated	$3,439	1.93%	$7,139	4.00%	$10,708	6.00%
Bank	$5,997	3.36%	$7,129	4.00%	$10,694	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$3,439	1.51%	$9,122	4.00%	$11,403	5.00%
Bank	$5,997	2.63%	$9,113	4.00%	$11,392	5.00%

LIQUIDITY

Maintaining adequate liquidity while managing interest rate risk is the primary goal of our asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Loan repayments, deposit growth, federal funds purchased and borrowings from the Federal Home Loan Bank are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans, deposit maturities and to make investments.

As of June 30, 2010 liquid assets (cash and due from banks and interest-earning bank deposits) were approximately $13.2 million, which represents 6.18% of total assets and 6.59% of total deposits. Supplementing this liquidity, Weststar has available lines of credit from correspondent banks of approximately $18.9 million; and unpledged investment securities of $18.3 million. At June 30, 2010, outstanding commitments to extend credit and available lines of credit were $19.8 million.

Certificates of deposit represented approximately 49.81% of Weststar’s total deposits at June 30, 2010. Certificates of deposit of $100,000 or more represented 11.86% of the Company’s total deposits at June 30, 2010.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-

Index

oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

The anticipated order from our primary regulators and the current level of capital may restrict the Bank’s ability to use brokered CD’s as a source of liquidity and may also reduce access to other lines of credit that were previously mentioned without posting additional collateral.  The anticipated order may also restrict our ability to offer interest rates on deposit products above the market rates.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

As discussed in Item 2 of this report, we experienced substantial deterioration in the quality of our loan portfolio. We have identified material weaknesses in our disclosure controls and procedures and internal controls relating to segregation of duties, underwriting practices, overdraft policy overrides and problem asset management.  We have engaged an independent third party to assist us with an in-depth loan portfolio review and review our loan policies, internal controls and governance practices.  This third party reviewer’s recommendations included improving loan polices, practices and procedures; utilizing appropriate measures to identify current credit losses; and enhancing our monitoring and workout strategies for problem assets.

Remediation Plan

In response to the material weaknesses stated above, we have developed the following remediation plan to address these weaknesses and are diligently proceeding with the following measures to enhance our disclosure controls and procedures and internal controls.

•	We have revised loan officer lending authority and reassigned portfolio responsibilities.

•	We have restructured the Chief Credit Officer role to be independent of lending and to report to the Loan Committee of the Board of Directors.

•
We have provided additional resources to our Credit Administrative staff with the addition an interim Chief Credit Officer and Credit Analyst. We have also implemented additional monitoring procedures that have helped improve underwriting practices.

•	We have increased the frequency of loan committee meetings from monthly to weekly or as needed.

Index

•	We are in the process of developing a disciplined approach for problem assets. We have strengthened our appraisal policies and obtaining updated appraisals on all troubled loans.

•	We are assessing current lending policies and credit administration procedures in order to determine what changes are necessary to strengthen our internal controls.

Our Board of Directors is actively monitoring our remediation accomplishments and will oversee additional measures if deemed necessary.  We cannot be certain of the length of time for implementation of this remediation plan, whether it will be effective to maintain adequate controls over our financial processes and reporting in the future, or whether the remediation plan will be sufficient to address and eliminate the material weaknesses that have been identified.

Changes in Internal Control Over Financial Reporting
Except for the matters discussed above, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Index

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In the Matter of Queens Gap Holding Company, LLC, et al.:  On June 18, 2010, Queens Gap Holding Company, LLC and D.F. McCarthy Investments XVIII, LLC filed suit against the Bank in the United States District Court for the Western District of North Carolina..   In summary, the Plaintiffs, who were the sellers in a real estate development transaction, allege that the Bank improperly allowed the buyer to divert, for personal use, funds from an account set up at the Bank to fund infrastructure improvements in the development.  The Plaintiffs' claims are based on alleged oral and email representations and promises from the Bank to them.  The Plaintiffs seek $4,250,000 in compensatory damages plus treble damages and attorney's fees.  The Bank intends to defend this case vigorously. Bank’s management and its counsel sre still in the early phase of discovery and has concluded as of June 30, 2010 that it is not probable that the Bank will incur a loss as a result of this suit.  As more information becomes available and as the suit progresses, the conclusion may change.

Item 5.    Other Information
(a)	None.
(b)	None.

Item 6.    Exhibits

(a)	Exhibits.

31.1 –
Certification of the Chief Executive Officer  and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: August 23, 2010	By:	/s/ Randall C. Hall

Randall C. Hall
Interim President and Chief Executive Officer
Chief Financial and Principal Accounting Officer