Form 10-Q
period 2010-09-30
WESTSTAR FINANCIAL SERVICES CORP
filed 2010-11-15
CIK 1106181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, $1.00 par value – 2,167,489 shares outstanding as of October 23, 2010.

Index

Part I.     FINANCIAL INFORMATION

Item I.     Financial Statements

Weststar Financial Services Corporation & Subsidiary
Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2010	2009*
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$5,608,789	$6,785,293
Interest-bearing deposits	11,219,539	1,550,240
Total cash and cash equivalents	16,828,328	8,335,533
Investment securities – available for sale, at fair value
(amortized cost of $11,262,979 and $24,613,580, at
September 30, 2010 and December 31, 2009, respectively)	11,631,139	25,046,500
Loans	165,309,503	185,474,873
Allowance for loan losses	(8,449,832)	(3,512,263)
Net loans	156,859,671	181,962,610
Premises and equipment, net	2,709,219	2,415,933
Accrued interest receivable	928,115	886,471
Federal Home Loan Bank stock, at cost	549,700	592,300
Deferred income taxes	-	985,802
Foreclosed properties	2,974,725	511,112
Other assets	2,824,953	3,019,479

TOTAL	$195,305,850	$223,755,740

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Liabilities:
Deposits:
Demand	$24,239,656	$23,569,001
NOW accounts	37,741,044	43,591,452
Money market accounts	24,546,986	26,442,360
Savings	2,944,728	2,890,582
Time deposits of $100,000 or more	19,948,731	27,166,487
Other time deposits	78,417,876	73,462,859
Total deposits	187,839,021	197,122,741
Short-term borrowings	15,234	4,374,673
Accrued interest payable	289,268	372,356
Other liabilities	890,650	917,762
Long-term debt	8,124,000	4,124,000
Total liabilities	197,158,173	206,911,532

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $1 par value, authorized – 9,000,000 shares;
outstanding shares– 2,167,489 and 2,167,517 at September 30, 2010
and December 31, 2009, respectively	2,167,489	2,167,517
Additional paid-in capital	6,269,432	6,269,404
Retained earnings (accumulated deficit)	(10,515,478)	8,141,258
Accumulated other comprehensive income	226,234	266,029
Total shareholders' equity (deficit) (Note 7)	(1,852,323)	16,844,208

TOTAL	$195,305,850	$223,755,740

*Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$2,237,320	$2,941,802	$6,993,200	$8,701,003
Federal funds sold	-	53	-	1,185
Interest-bearing deposits	7,193	6,790	15,558	10,795
Investments:
Taxable interest income	130,238	162,448	438,240	511,521
Nontaxable interest income	109,490	95,373	323,013	282,230
Corporate dividends	649	1,242	1,432	1,242
Total interest income	2,484,890	3,207,708	7,771,443	9,507,976
INTEREST EXPENSE:
Time deposits of $100,000 or more	78,524	170,615	323,160	619,427
Other time and savings deposits	531,878	781,818	1,792,329	2,483,581
Short-term borrowings	269	51,074	45,737	111,188
Long-term debt	57,013	39,065	147,913	174,703
Total interest expense	667,684	1,042,572	2,309,139	3,388,899
NET INTEREST INCOME	1,817,206	2,165,136	5,462,304	6,119,077
PROVISION FOR LOAN LOSSES	4,497,030	869,015	19,004,420	1,344,905
NET INTEREST INCOME (EXPENSE) AFTER PROVISION
FOR LOAN LOSSES	(2,679,824)	1,296,121	(13,542,116)	4,774,172
OTHER INCOME:
Services charges on deposit accounts	212,677	306,610	718,523	858,945
Other service fees and commissions	158,967	146,009	454,448	446,621
Gain on sale of available for sale securities	504,200	-	504,200	-
Other	14,802	10,847	31,355	30,698
Total other income	890,646	463,466	1,708,526	1,336,264
OTHER EXPENSES:
Salaries and wages	708,746	703,476	2,070,355	2,094,747
Employee benefits	42,596	84,483	357,504	298,618
Occupancy expense, net	118,225	124,016	330,100	431,145
Equipment rentals, depreciation and
maintenance	86,057	86,420	288,574	287,795
Supplies	63,877	64,901	203,197	196,759
Professional fees	162,400	84,704	330,722	220,691
Data processing fees	182,924	168,761	552,399	479,709
FDIC insurance premiums	247,712	76,968	419,022	323,180
Audit, tax and accounting	40,561	24,219	159,496	103,841
Consultant fees	27,612	18,085	144,781	33,491
Marketing	74,908	65,431	226,514	238,553
Credit and collection expenses	195,226	(23,973)	470,959	(48,337)
Expenses from foreclosed properties	249,527	20,343	292,244	20,413
Other	529,250	118,444	756,104	320,437
Total other expenses	2,729,621	1,616,278	6,601,971	5,001,042
INCOME (LOSS) BEFORE INCOME TAXES	(4,518,799)	143,309	(18,435,561)	1,109,394
INCOME TAX PROVISION	138,415	11,686	221,175	319,959
NET INCOME (LOSS)	$(4,657,214)	$131,623	$(18,656,736)	$789,435

EARNINGS / (LOSS) PER SHARE:
Basic	$(2.15)	$.06	$(8.61)	$.37
Diluted	$(2.15)	$.06	$(8.61)	$.35

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

NET INCOME (LOSS)	$(4,657,214)	$131,623	$(18,656,736)	$789,435

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities
available for sale	145,145	502,156	439,440	745,833
Tax effect	(55,954)	(193,581)	(169,404)	(287,518)
Unrealized holding gains (losses) on securities
available for sale, net of tax	89,191	308,575	270,036	458,315

Reclassification adjustment for realized losses	(504,200)	-	(504,200)	-
Tax effect	194,369	-	194,369	-
Reclassification adjustment for realized losses,
net of tax	(309,831)	-	(309,831)	-

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(220,640)	308,575	(39,795)	458,315

COMPREHENSIVE INCOME (LOSS)	$(4,877,854)	$440,198	$(18,696,531)	$1,247,750

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (unaudited)
For the Nine Months Ended September 30, 2010 and 2009

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)
Balance December 31, 2008	2,125,747	$2,125,747	$6,152,868	$8,214,480	$17,476	$16,510,571
Net change in unrealized
gains on securities held for sale					458,315	458,315
Issuance of common stock pursuant
to the exercise of stock options	21,385	21,385	48,330			69,715
Tax benefit on exercise of non-
qualified stock options			17,421			17,421

Net Income				789,435		789,435

Balance September 30, 2009	2,147,132	$2,147,132	$6,218,619	$9,003,915	$475,791	$17,845,457

Balance December 31, 2009	2,167,517	$2,167,517	$6,269,404	$8,141,258	$266,029	$16,844,208
Net change in unrealized
gains on securities held for sale					(39,795)	(39,795)

Stock conversion	(28)	(28)	28

Net Income				(18,656,736)		(18,656,736)

Balance September 30, 2010	2,167,489	$2,167,489	$6,269,432	$(10,515,478)	$226,234	$(1,852,323)

See notes to consolidated financial statements.

Index

Weststar Financial Services Corporation & Subsidiary
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(18,656,736)	$789,435
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation	233,074	248,978
Provision for loan losses	19,004,420	1,344,905
Premium amortization and discount accretion, net	15,158	(24,641)
Deferred income tax provision (benefit)	1,010,767	(507,651)
Provision and net gain/loss on sale of other real estate	81,082	17,809
Gain on sale of securities	(504,200)
Increase in accrued interest receivable	(41,644)	(131,089)
(Increase) decrease in other assets	211,760	(57,312)
Decrease in accrued interest payable	(83,088)	(175,467)
Increase (decrease) in other liabilities	(27,112)	117,119
Net cash provided by operating activities	1,243,481	1,622,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,132,875)	(1,597,260)
Maturities of securities available for sale	2,934,995	3,731,472
Net (increase) decrease in loans	2,023,332	(15,026,358)
Proceeds from sale of securities	12,037,523	-
Proceeds from sale of repossessions	46,465	-
Proceeds from sales of foreclosed properties	1,466,793	20,191
FHLB stock purchase	-	(54,200)
FHLB stock redemption	42,600	47,500
Additions to premises and equipment	(526,360)	(86,095)
Net cash provided by (used in) investing activities	16,892,473	(12,964,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW Accounts,
MMDA and savings accounts	(7,020,981)	21,360,598
Net increase (decrease) in time deposits	(2,262,739)	3,581,353
Issuance of common stock	-	69,715
Proceeds of FHLB advances	4,000,000	1,110,000
Repayment of FHLB advances	(4,000,000)	(2,110,000)
Tax benefit from exercise of non-qualified stock options	-	17,421
Net decrease in short-term borrowing	(359,439)	(4,489,999)
Net cash provided by (used in) financing activities	(9,643,159)	19,539,088

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,492,795	8,196,424
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,335,533	4,419,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,828,328	$12,616,202

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2010 and December 31, 2009, and the consolidated results of their operations for the three and nine-month periods ended September 30, 2010 and 2009 and their cash flows for the nine-month periods ended September 30, 2010 and 2009.  Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Index

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

3.	Commitments and Contingencies

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements.  The unused portions of commitments to extend credit were $15,934,553 and $26,179,686 at September 30, 2010 and December 31, 2009, respectively.

The Bank has entered into a settlement agreement to resolve all claims alleged against it in the lawsuit styled Queens Gap Holding Company, LLC and D. F. McCarthy Investments XVIII, LLC v. Bank of Asheville, filed in the United States District Court for the Western District of North Carolina on June 18, 2010, Case No. 1:10-CV-00122.

Pursuant to the settlement agreement, the parties have agreed to dismiss the lawsuit with prejudice and to release each other from any claims and damages arising out of or related to the facts alleged in the lawsuit. The parties will be responsible for their own costs and expenses, including attorneys’ fees, incurred in connection with the lawsuit and the settlement.  These costs and other related expenses have been included in the other expense line on the income statement. The settlement agreement concludes the lawsuit.

4.	Earnings per Share

Basic and diluted net income per share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

Basic earnings per common share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  There were 206,390 options excluded during the three and nine month periods ended September 30, 2010 due to antidilution.  During the periods ended September 30, 2009, no options were excluded due to antidilution.

Index

Basic and diluted net income per share have been computed based upon net income (loss) as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Weighted average number of
common shares used in
computing basic net income
per share	2,167,517	2,146,817	2,167,517	2,142,534
Effect of dilutive stock options	-	97,212	-	99,464
Weighted average number of
common shares and dilutive
potential common shares
used in computing diluted net
income per common share	2,167,517	2,244,029	2,167,517	2,241,998

5.	Fair Value

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009.  These fair value estimates are based on relevant market information and information about the financial instruments.  Fair value estimates are intended to represent the price an asset could be sold at or the price for which a liability could be settled.  However, given that there is no active market or observable market transaction for many of the Company’s financial instruments, the Company has made estimates of many of these fair values, which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

	September 30, 2010			December 31, 2009
	Carrying	Estimated		Carrying	Estimated
	amount	fair value		amount	fair value
	(In thousands)
Assets:
Cash and cash equivalents	$16,828	$16,828		$8,336	$8,336
Investment securities	11,631	11,631		25,047	25,047
Federal Home Loan Bank stock	550	550		592	592
Loans, net	156,860	157,787		181,963	183,328
Interest receivable	928	928		886	886
Bank owned life insurance	329	329		361	361

Liabilities:
Demand deposits, NOW accounts,
money market accounts, savings	89,472	89,472		96,493	96,493
Time deposits	98,367	98,773		100,629	100,799
Short-term borrowings	15	15		4,375	4,417
Interest payable	289	289		372	372
Long-term debt	8,124	8,124	*	4,124	4,039

*Book cost, see discussion below

Index

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

Short-term borrowings and long-term debt – The fair value of short-term borrowings approximates cost due to the short-term nature of these instruments. The fair value of long-term debt approximates cost due to the interest rate of the long-term debt being at a variable rate.  Due to the debt not being publicly traded and the Company not having a credit rating, a credit risk component is not included and is not practicable to include in the fair value of long-term debt.

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

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities included securities traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities

Index

included mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan is considered impaired and a specific reserve is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At September 30, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets measured at fair value on a recurring basis are summarized below:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	Liabilities
Fair Value at:	(Level 1)	(Level 2)	(Level 3)	at Fair Value

September 30, 2010:

Mortgage-backed Securities	-	$1,743,430	-	$1,743,430
Municipal bonds	-	$9,887,709	-	$9,887,709

December 31, 2009:

U.S. Government Agencies	-	$2,449,886	-	$2,449,886
Mortgage-backed Securities	-	$11,764,887	-	$11,764,887
Municipal bonds	-	$10,831,727	-	$10,831,727

Assets measured at fair value on a non-recurring basis are summarized below:

Index

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
Fair Value at:	Identical	Observable	Unobservable	Assets/
	Assets	Inputs	Inputs	Liabilities
September 30, 2010	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Impaired Loans	-	$17,185,593	$2,179,469	$19,365,062
Foreclosed properties	-	2,974,725	-	2,974,725

December 31, 2009

Impaired Loans	-	$5,820,701	$313,776	$6,134,477
Foreclosed properties	-	-	511,112	511,112

6.	INVESTMENT PORTFOLIO

The amortized cost, gross unrealized gains and losses and fair values of available-for-sale securities at September 30, 2010 and December 31, 2009 are summarized as follows:

September 30, 2010

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Due within 1 year:
Municipal bonds	$555,134	$7,687	-	$562,821
Residential mortgage-backed securities	71,025	673	-	71,698
	626,159	8,360	-	634,519
Due within 5 to 10 years:
Municipal bonds	1,428,725	50,817	-	1,479,542

Due after 10 years:
Municipal bonds	7,644,238	223,524	(22,417)	7,845,345
Residential mortgage-backed securities	1,563,857	107,876	-	1,671,733
	9,208,095	331,400	(22,417)	9,517,078

Total available-for-sale securities	$11,262,979	$390,577	$(22,417)	$11,631,139

December 31, 2009

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Due within 1 year:
Residential mortgage-backed securities	$501,935	-	$(176)	$501,759

Due within 1 to 5 years:
U.S. Government agencies	1,019,655	63,885	-	1,083,540
Residential mortgage-backed securities	999,939	20,929	-	1,020,868
Municipal bonds	1,549,329	60,297	-	1,609,626

Index

December 31, 2009

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	3,568,923	145,111	-	3,714,034

Due within 5 to 10 years:
U.S. Government agencies	1,265,259	101,087	-	1,366,346
Residential mortgage-backed securities	722,932	32,432	-	755,364
Municipal bonds	1,642,396	5,684	(9,887)	1,638,193
	3,630,587	139,203	(9,887)	3,759,903
Due after 10 years:
U.S. Government agencies	9,227,386	308,305	(48,795)	9,486,896
Municipal bonds	7,684,749	50,973	(151,814)	7,583,908
	16,912,135	359,278	(200,609)	17,070,804

Total available-for-sale securities	$24,613,580	$643,592	$(210,672)	$25,046,500

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010.  These investments represent securities that the Company has the positive intent and ability to hold to maturity.  The unrealized losses on investment securities as of September 30, 2010 are a result of volatility in the market during 2010 and relate to three municipal bonds.  All unrealized losses on investment securities resulted from changes in interest rates and are considered by management to be temporary given the credit ratings on these investment securities, the duration of the unrealized loss, and our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value.  Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and because the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired. Furthermore, in the event of a future sale of any of the remaining unpledged investments for liquidity, the securities with the unrealized gains would be disposed of first.

September 30, 2010

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Municipal bonds	$275,663	$12,084	$997,728	$10,333	$1,273,391	$22,417

Total temporarily impaired
securities	$275,663	$12,084	$997,728	$10,333	$1,273,391	$22,417

December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Residential mortgage-
backed U.S. Government
agencies securities	$2,912,885	$(48,971)	$-	$-	$2,912,885	$(48,971)
Municipal bonds	3,998,244	(53,226)	1,377,766	(108,475)	5,376,010	(161,701)
Total temporarily impaired
securities	$6,911,129	$(102,197)	$1,377,766	$(108,475)	$8,288,895	$(210,672)

Index

The aggregate cost of the Company’s cost method investment, Federal Home Loan Bank stock, totaled $549,700 at September 30, 2010.  The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired).  The investment in Federal Home Loan Bank stock is not reflected in investment securities; the investment is carried as a separate line item in the financial statements.

During the third quarter, securities with a cost basis of $ 11,533,323 were sold for $12,037,523 at a gain of $504,200. There were none sold at a loss. The fair value of the investments pledged at September 30, 2010 was $ 6,016,050.

7.	Capital and Regulatory Matters

Effective September 23, 2010, The Bank of Asheville (the “Bank”), the wholly owned subsidiary of Weststar Financial Services Corporation (the “Company”), entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the North Carolina Office of the Commissioner of Banks (the “Commissioner”) whereby the Bank consented to the issuance of a Consent Order (the “Order”) by the Commissioner without admitting or denying the alleged charges. The Order requires that the Bank:

•
Retain qualified management, including a chief executive officer, chief credit officer or senior lending officer, and a chief financial officer, with experience and expertise appropriate and necessary for the performance of their duties.

•
Must engage an independent third party to prepare a report analyzing and assessing the Bank’s management, staffing performance, and needs. Within 60 days of the receipt of the third-party report, the board must develop a written management plan and submit it to the Commissioner for review.

•	Maintain Tier 1 capital of at least 8% of the Bank’s total assets.

•	Must develop a written plan to reduce the Bank’s amount of assets that were classified “substandard” or “doubtful.”

•
Must eliminate from its books, by charge-off or collection, any assets classified “loss” and 50% of those assets classified “doubtful” and prevents the Bank from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit that has been charged off or classified as “loss” or “doubtful.”

•	May not accept, renew, or roll over any brokered deposit unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits.

•	Refrains from declaring or paying dividends or any distributions of interest, principal, or other sums on subordinated debentures without the prior written approval of the Commissioner.

•	Limit asset growth to no more than 10% per year.

•	Adopt an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio

In addition, under the terms of the Order, the Bank is required to prepare and submit written plans or reports to the Commissioner that address the following items:

•	Improving the Bank’s liquidity position and funds management practices

Index

•	Reducing concentrations of credit
•	Implementing lending and collection practices to provide effective guidance and control over the Bank’s lending functions
•	Establishing a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses
•	Develop a comprehensive budget for all categories of income and expense for the 2011 calendar year
•	Develop a strategic plan consisting of long-term goals designed to improve the condition of the Bank and its viability and strategy for achieving those goals
•	Develop written plans regarding management, capital, liquidity and funds management, reducing concentrations of credit and managing other real estate

Under the Order, the Bank’s board of directors has agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities.  These matters potentially raise substantial doubt about the Bank’s ability to continue as a going concern

As a result of the loan losses, our capital accounts have changed significantly since year end and are as follows as of September 30, 2010:

REGULATORY CAPITAL

					To Be Well
			For Capital		Capitalized Under
	Actual		Adequacy		Prompt Corrective
			Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
As of September 30, 2010
Total Capital /(Deficit) (to Risk
Weighted Assets)
Consolidated	$-	0%	$13,224	8.00%	$16,530	10.00%
Bank	$2,712	1.63%	$13,205	8.00%	$16,506	10.00%

Tier 1 Capital/(Deficit) (to Risk
Weighted Assets)
Consolidated	$(2,091)	(1.26%)	$6,612	4.00%	$13,224	8.00%
Bank	$1,356	0.82%	$6,602	4.00%	$13,205	8.00%

Tier 1 Capital/(Deficit) (to Average
Assets)
Consolidated	$(2,091)	(0.98%)	$8,495	4.00%	$16,990	8.00%
Bank	$1,356	0.65%	$8,495	4.00%	$16,990	8.00%

The Bank is considered critically undercapitalized under the prompt corrective action provisions of the FDIC and while the Order is in effect required to maintain Tier 1 capital at or above 8% of total assets.

8.	Reclassifications

Certain expenses have been reclassified to conform to the 2010 presentation.  The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

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

EXECUTIVE OVERVIEW

Net charge-offs during the three and nine month periods ended September 30, 2010 totaled $232,621 and $14,066,852, respectively, compared to $196,639 and $355,002 during the three and nine month periods ended September 30, 2009, respectively.  Third quarter 2010 charge-offs were primarily related to declines in real estate values of impaired collateral dependent loans and changes in the types of appraisals obtained to support valuations on properties that are expected to be resolved via foreclosure.  The sluggish real estate market continues to significantly affect real estate collateral values which directly impacts the level of specific reserves required on impaired loans. Year-to-date net charge-offs resulted in a significant reduction to the Company’s capital. Refer to the discussion under “Capital Resources” for further discussion.

Non-performing assets totaled $33,377,051 and $25,973,097 at September 30, 2010 and December 31, 2009, respectively.  Loans outstanding decreased 10.87% to $165,309,503, when compared to December 31, 2009 primarily as a result of loan charge-offs and write-downs. The investment portfolio decreased to $11,631,139, when compared to $25,046,500 at December 31, 2009 as a result of sales of investments to provide liquidity for operations.

As a reaction to the continued trends in nonperforming loans, the Bank has brought in third party loan review assistance to review significant portions of the portfolio for potential problem loans.  During the second quarter, this function has identified additional classified or impaired loans.  The Bank will continue to have the portfolio reviewed by the outside consultant for additional problem loans.

Net interest income decreased by 16.07% during the three-month period due to a decrease in net earning assets and net interest margin.  Primarily as a result of net charge-offs and impaired loan reserves, the Company added $4,497,030 to the allowance for loan losses compared to $869,015 during the comparable period in 2009.  Other non-interest income for the September 30, 2010 and 2009 quarters totaled $890,646 and $463,466 respectively.  The increase in other income is a result of the gain on sale of securities of $504,200 offset by a decrease in net NSF fees which declined $89,325. The non-interest expenses increased from $1,616,278 to $2,729,621 or 68.88%.  The increase was primarily attributable to credit and

Index

foreclosure-related expenses such as appraisals and legal services. In addition, increased FDIC insurance premiums, and other expenses related to a previously disclosed lawsuit increased the non-interest expenses.

Net income (loss) totaled $(4,657,214) and $131,623 for the quarters ended September 30, 2010 and 2009, respectively.

A decrease in the yield on earning assets caused a decrease in the net interest income of 10.73% during the nine months ending September 30, 2010.  Primarily as a result of net charge-offs, the Company added $19,004,420 to the loan loss reserve compared to $1,344,905 during the comparable period in 2009.  Other non-interest income for the September 30, 2010 and 2009 periods totaled $1,708,526 and $1,336,264 respectively.  The increase in other income primarily reflects the increase in interchange fees and the gain from sale of securities which was offset by the decrease in mortgage origination fees and NSF overdraft fees.  Non-interest expenses increased from $5,001,042 to $6,601,971 or 32.01%.  The increase was primarily attributable to credit related expenses such as appraisals and collections, and foreclosure-related expenses. Also higher FDIC insurance premiums and expenses related to a previously disclosed lawsuit increased the non-interest expenses.

Net income (loss) totaled $(18,656,736) and $789,435 for the nine-month periods ended September 30, 2010 and 2009, respectively.

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2010 COMPARED TO DECEMBER 31, 2009

During the period from December 31, 2009 to September 30, 2010, total assets decreased $28,449,890 or 12.72%.  The decrease in assets were a result of net charge-offs and/or write-downs of loans and the reduction in liquidity to fund deposit withdrawals. The net charge-offs and/or write-downs of the loans was driven by the sluggish real estate market’s affect on real estate collateral which had a significant impact on the level of specific reserves required on impaired loans.

Securities and interest-bearing balances with other financial institutions at September 30, 2010 totaled $22,850,678 compared to $26,596,740 at December 31, 2009.  Through an investment in the Federal Home Loan Bank, the Company gained access to the Federal Home Loan Bank system.  This access grants the Company sources of funds for lending and liquidity.  Investments in Federal Home Loan Bank stock to date total $549,700.

At September 30, 2010, the loan portfolio constituted 84.64% of the Company’s total assets.  Loans decreased $20,165,370 or 10.87%, from December 31, 2009 to September 30, 2010 primarily as a result of net charge-offs and/or write-downs .

The recorded investment in impaired loans was $35,277,649, $7,664,640 and $33,329,137, which includes nonperforming and restructured loans, at September 30, 2010 and 2009 and December 31, 2009, respectively.  Impaired loans of $27,772,424, $4,213,251 and $33,329,137 had no related allowances for loan losses, primarily due to the charge-off of the collateral shortfall.  The Company compares the net realizable value of impaired loans against the recorded investment in such loans and generally charges-off any deficit to the allowance for loan losses in accordance with FDIC guidance.  The average recorded balance of impaired loans for the nine months ended September 30, 2010 and 2009 totaled $32,584,955 and $3,141,102, respectively and $7,356,699 for the year ended December 31, 2009.  For the nine-month periods ended September 30, 2010 and 2009, the Company recognized interest income from impaired loans of approximately $256,646 and $40,224, respectively.  See “Asset Quality” for discussion and analysis of loan loss reserves.

During 2010, the Company focused significant attention on working with loan customers, who were experiencing financial difficulties.  The economic downturn impacted many businesses in our market ranging

Index

from real estate development to retail sales, which in turn negatively impacted land sales in the region and retail sales of our commercial customers.  The Company attempted to take proactive measures to restructure notes for businesses and individuals, where restructuring indicated an improvement in loan collectibility.

The following table presents the recorded investments in troubled debt restructure loans by category that are performing:

	September 30, 2010	December 31, 2009
Commercial real estate:
Residential ADC	$27,562	$5,527,742
Other commercial real estate	-	464,270
Total non-owner occupied
commercial real estate	27,562	5,992,012
Commercial owner occupied
real estate	2,126,998	1,172,095
Commercial and industrial	138,658	167,341
Residential mortgage:
First lien, closed end	105,804	274,151
Home equity lines of credit	80,080	198,602
Consumer	12,246	8,987
Total	$2,491,348	$7,813,188

The reduction in troubled debt restructured loans was primarily due to loan charge-offs.  Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of an obligor to continue to comply with repayment terms, because of the obligor’s potential operating or financial difficulties.  Management monitors these loans closely and reviews their performance on a regular basis.  These loans do not meet the standards for, and are therefore not included in, nonperforming assets.  At September 30, 2010, the Company identified ten potential problem loans totaling $7,925,813 as compared to one potential problem loan totaling $2,756 at December 31, 2009.

Deposits decreased $9,283,720 during the nine months ended September 30, 2010.  The decrease in deposits was primarily attributable to declines in money market and NOW accounts.  The Company experienced a $2,588,252 decrease in money market accounts and a $5,850,409 decrease in NOW accounts during the nine months ended September 30, 2010. The decrease in these deposit accounts appears to have coincided with the announcement regarding the issuance of the Consent Order (refer to Note 7). During the third quarter, the Company reduced the rate paid on eZchecking, a NOW account product, from 3.65% to 3.00% and reduced the maximum base upon which the rate could be paid from $25,000 to $15,000 during the second quarter.  Changes in the product reflect trends in the market area and adjustments needed to increase product profitability.  eZchecking remains one of the Company’s most popular accounts.  Qualifiers for the account included a minimum of 10 debit card transactions, one direct deposit and receipt of an electronic statement each month.  The Company earns interchange revenue from debit card usage and can deliver electronic statements more efficiently than through standard U.S. mail; these two factors effectively minimize the cost of funds on the product.  At September 30, 2010, the Company had 2,161 eZchecking accounts totaling $27,376,985 compared to 1,818 accounts totaling $29,777,082 at December 31, 2009.  Savings accounts increased from $2,890,582 to $2,944,728 or 1.87%.  The increase in savings most likely reflects the national trends of increased savings and reduced spending as consumers remain pessimistic about the economy.  Time deposits decreased $2,262,739 from December 31, 2009 to September 30, 2010.  The decrease in these deposit accounts appears to have occurred shortly after an announcement of the issuance of the Consent Order (refer to Note 7). Demand deposits have increased by $549,710 since December 31, 2009.  Demand deposit account growth primarily reflects increased deposits in commercial accounts rather than retail consumer accounts. Wholesale deposits provided additional funding, increasing deposits by $24.8 million with $16.7 million in brokered deposits.

Index

Short-term borrowings consisted of securities sold under agreements to repurchase in the amount of $15,234.  Securities sold under agreements to repurchase bear a variable rate of interest and mature daily.  At September 30, 2010, the rate on these borrowings was .25%.

Long-term borrowings consisted of trust preferred securities totaling $4,124,000 and one advance from the Federal Home Loan Bank of Atlanta.  The trust preferred securities bear a rate of LIBOR plus 315 basis points (3.68% at September 30, 2010) and pay dividends quarterly.  The rate is subject to quarterly resets.  The trust preferred securities mature October 7, 2033, and became callable on or after October 7, 2008.  None of the trust preferred securities were eligible for inclusion as Tier I capital or Tier 2 capital.  Trust preferred securities are limited 25% of Tier 1 capital.  Amounts in excess of this limit generally may be included in Tier 2 capital.  Advances from the FHLB are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans.  The interest rate on the advance was 1.83% and matures on March 15, 2013.  Third quarter dividend payments on the trust preferred securities were paid as scheduled; however, the Company has deferred pay out of its fourth quarter dividend  as allowed in the agreement.

The Company’s total capital to risk weighted assets was zero at September 30, 2010.  Current regulations require a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% being in the form of Tier 1 capital, as defined in the regulation.  As of September 30, 2010, the Company’s capital was considered to be critically undercapitalized under the prompt corrective action provisions.   If the Company does not improve its capital, regulators may issue a warning to the Company and may also be required to take certain actions with respect to the Bank under federal bank regulatory “prompt corrective action” standards, including changing management and forcing the Bank to take other corrective actions. In addition, the Bank would lose the ability to renew, rollover, or originate brokered deposits and to offer certain deposit products priced at above market rates.  Additionally, the Company’s access to borrowing from the Federal Home Loan Bank – Atlanta and Federal Reserve Bank may also be subject to reduced levels and terms.  See additional discussion under “Capital Resources” and “Liquidity”

RESULTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Net interest income, the principal source of the Company’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings).  The volume, rate and mix of both earning assets and related funding sources determine net interest income.

COMPARATIVE THREE MONTHS

Net interest income for the quarter ended September 30, 2010 totaled $1,817,206 compared to $2,165,136 in 2009.  The decrease was attributable to decreases in net earning assets and net interest margin.  The Company’s net interest margin was approximately 3.52% and 3.91% for the quarters ended September 30, 2010 and 2009, respectively.

Primarily as a result of changes in nonperforming loans, and charge-offs, and increases in reserves on impaired loans, partially offset by some stabilization in the national and local economies, the Company recorded a provision for loan losses of $4,497,030 for the three months ended September 30, 2010 compared to $869,015 for the same period in 2009.  The increased provision was necessary in order to bring the allowance for loan losses to a level deemed appropriate in light of the risk inherent in the Bank’s loan portfolio indicated by recent loss experience, management’s analysis of applicable credit quality metrics and updated appraisals that resulted in charge-offs or specific reserves based upon their analysis of loan repayment probabilities of projected borrower cash flows or underlying collateral values, as applicable. Charge-offs, net of recoveries, totaled $232,621 for the three months ended September 30, 2010 compared to $1,186,542 for the same period in 2009.  Impaired loans, which include both nonaccrual and nonperforming restructured loans, are measured at net realizable value (the value of supporting collateral

Index

less costs to sell) or present value of cash flows, if not collateral- dependent.   If the net realizable value or present value of cash flows is less than the carrying value of the loan, the deficit is charged against the loan loss reserve.  During 2009, real estate values and real estate sales continued to decline on the heels of the depressed national, regional and local economies.  Real estate loans that formerly reflected low loan-to-value levels now reflect higher loan-to-value levels.  Management has taken these factors among others such as a short time horizon of historic charge-off rates,  concentrations of credit, delinquency trend, economic and business conditions, external factors, lending management/staff, lending policies/procedures, loss and recovery trends, nature and volume of portfolio, nonaccrual trends, and other adjustments, problem loan trend and quality of loan review system by loan sector, into account when estimating the allowance for loans losses for both performing and nonperforming loans, which resulted in an increased provision for loan losses.  Loan charge-offs during third quarter resulted primarily from the decline in real estate values of impaired collateral dependent loans and changes in the types of appraisals obtained to support valuations on collateral of impaired loans.  Management continues to be concerned about the economy and related job growth.  Sustained growth in unemployment may necessitate additional increases to the provision for loan losses.  See “ASSET QUALITY” for more discussion.

Other non-interest income for the September 30, 2010 and 2009 quarters totaled $890,646 and $463,466, respectively.  The increase in other income primarily reflects the gain from the sale of securities of $504,200 offset by a decrease in NSF of $95,236.  Fees earned on overdrafts decreased from $249,072 to $159,747.  Fees from this service are activity based.  Mortgage fee income dropped by $7,786 as mortgage lending activity as whole decrease compared to last year.  Interchange revenue increased from $90,475 to $111,203 for the periods ended September 30, 2009 and 2010, respectively.  The Company earns interchange revenue from customer ATM, debit and credit card activities.  Other income increased by 36.47% to $10,847 primarily due to rental income collected on other real estate.

Other non-interest expense totaled $2,729,621 compared to $1,616,278 in 2009.  The increase was primarily attributable to increased FDIC insurance premiums, credit and foreclosure expenses, other expenses relating to the lawsuit. The Bank incurred loan collection expenses, which are included in the credit and collection expenses, of $174,483 compared to $3,268 during 2009. The majority of the loan collection expenses were attributable to legal fees.

Salaries and benefits decreased 4.65% to $751,342.  The decrease was largely due to the reduction in the 401(k) expense and in the cash surrender value of an insurance contract.  Occupancy expense decreased from $124,016 to $118,225.  The decrease in expense reflects the change from lease to purchase of one of the Bank’s properties. In January, the Bank purchased the building that houses the Reynolds office, which had originally been established as a leased property. A slight increase in depreciation expense and decrease in rental income offset the decrease in Bank’s rental expense. Equipment expenses remained relatively unchanged at $86,057.  Professional fees increased from $84,704 to $162,400 primarily due to various legal fees.  Data processing fees increased by 8.39% to $182,924 as a result of growth in the number of demand deposit accounts and increased internet banking and remote deposit capture activities.  FDIC insurance premiums increased from $76,968 to $247,712 in 2010.  During the second quarter of 2009, the FDIC imposed a 5 basis point special assessment, which totaled approximately $101,000, to help replenish the FDIC’s deposit insurance fund.  No such assessment was imposed during 2010.  Marketing expenses increased from $65,431 to $74,908, which reflects increased marketing efforts for products and services.  Expenses relating to the foreclosures of properties increased from $20,343 during 2009 to $249,527 during 2010, which is included in other expense.  The increase reflects the levels of foreclosure related activities.  Other expenses totaled $529,250 in 2010 compared to $94,471 in 2009 due primarily to expenses related to the previously disclosed lawsuit.  Income (loss) before income tax provision totaled $(4,518,799) and $143,309 for the quarters ended September 30, 2010 and 2009, respectively.  Income tax provision totaled $138,415 and $11,686 for the quarters ended September 30, 2010 and 2009, respectively, which equated to an effective tax rate of (2.76%) and 8.15%, respectively.  The decrease in 2010’s tax rate reflects the creation of a deferred tax valuation allowance account, which offset the Company’s deferred tax assets.   No

Index

such valuation existed during the comparable 2009 period.  Net income (loss) totaled $(4,657,214) and $131,623 for the quarters ended September 30, 2010 and 2009, respectively.

Other comprehensive income (loss) totaled $(220,640) and $308,575 for the three months ended September 30, 2010 and 2009, respectively.  Comprehensive income (loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $(4,877,854) and $440,198 for the quarters ended September 30, 2010 and 2009, respectively.

COMPARATIVE NINE MONTHS

Net interest income for the nine-month period ended September 30, 2010 totaled $5,462,304 compared to $6,119,077 for the same period in 2009.  The decrease was attributable to a decrease in net earning assets and net interest margin.  The Company’s net interest margin was approximately 3.40% and 3.87% for the nine months ended September 30, 2010 and 2009, respectively.

The Company recorded a provision for loan losses of $19,004,420 and $1,344,905 for the nine months ended September 30, 2010 and 2009, respectively.  The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate by management based on the factors discussed under “Asset Quality.”

Other non-interest income for the nine months ended September 30, 2010 and 2009 totaled $1,708,526 and $1,336,264, respectively.  The increase in other income primarily reflects an increase in the interchange revenue and the gain on sale of securities offset by a decrease in fees from overdraft activities and fees from the origination of mortgage loans. Fees earned on overdrafts decreased from $685,805 to $553,004.  Fees from this service are activity based.  Effective July 1, 2010, changes in federal regulations that govern the Company’s ability to charge overdraft fees will likely further reduce the Company’s revenue from this service.  The Company will be prohibited from charging overdraft fees for ATM and one-time debit card transactions under the new Federal Reserve rules.  The new rules require the Company to ask consumers whether they want to opt in for overdraft protection. Additionally, the Company’s customers will be allowed only one overdraft fee per month, or six annually.  Mortgage fee income dropped by $63,054 as mortgage activity decreased compared to prior year.  Qualifications are primarily based upon customer credit scores and cash flows to meet borrowing obligations.  The Company continues to explore alternate financing options in an effort to provide a wide array of products to meet borrower needs.  Interchange revenue increased from $251,103 to $318,825 for the periods ended September 30, 2009 and 2010, respectively.  The Company earns interchange revenue from customer ATM, debit and credit card activities.  Other income increased slightly from $30,698 to $31,355.

Other non-interest expense totaled $6,601,971 compared to $5,001,042 in 2009.  The increase was primarily attributable to credit and foreclosure expenses, increased FDIC insurance premiums, consultant fees and other expenses associated with the lawsuit.  During the period, the Bank ordered numerous appraisals on problem loans secured by real estate in order to determine the underlying value of the collateral.  Depending on the size and complexity of the collateral, appraisal costs ranged from $500 to $6,000.  Additionally, the Bank incurred higher loan collection expenses, which are included in credit expense, as the number of delinquent loans increased; raising expenses attributable to collections to $380,297 in 2010 from $16,163 during 2009.  The majority of these expenses were attributable to legal fees.  The Bank further employed consultants to review lending activities and processes for quality control purposes.  Consultant fees totaled $144,781 during 2010 compared to $33,491 during 2009.

Salaries and benefits increased 19.72% to $2,427,859. The increase was largely due to the changes in cash surrender value of an insurance contract.  Occupancy expense decreased from $431,145 to $330,100.  The decrease in expense reflects the change from lease to purchase of one of the Bank’s properties.  In January, the Bank purchased the building that houses the Reynolds office, which had originally been established as a leased property.  Equipment expenses remained relatively flat at $288,574.  Professional fees increased from

Index

$220,691 to $330,722 primarily due to various legal fees.  Data processing fees increased by 15.15% to $552,399 as a result of growth in the number of deposits and increased internet banking and remote deposit capture activities.  FDIC insurance premiums increased from $323,180 to $419,022 in 2010.  During the second quarter of 2009, the FDIC imposed a 5 basis point special assessment, which totaled approximately $101,000, to help replenish the FDIC’s deposit insurance fund.  No such assessment was imposed during 2010.  Marketing expenses decreased from $238,553 to $226,514, which reflects a realignment of marketing efforts for products and services during the third quarter of 2010.  Expenses relating to the foreclosures of properties increased from $20,413 during 2009 to $292,244 during 2010. This increase reflects the increased level of foreclosure related activities.  Other expenses totaled $756,104 in 2010 compared to $272,100 for the same period in 2009 due to expenses associated with the previously disclosed lawsuit.  Income (loss) before income tax provision totaled $(18,435,561) and $1,109,394 for the periods ended September 30, 2010 and 2009, respectively.  Income tax provision totaled $221,175 and $319,959 for the periods ended September 30, 2010 and 2009, respectively, which equated to an effective tax rate of (1.20%) and 28.84%, respectively.  The decrease in 2010’s tax rate reflects the creation of a deferred tax valuation allowance account, which offset the Company’s deferred tax assets.   No such valuation existed during the comparable 2009 period.  Net income (loss) totaled $(18,656,736) and $789,435 for the periods ended September 30, 2010 and 2009, respectively.

Other comprehensive income (loss) totaled $(39,795) and $458,315 for the nine months ended September 30, 2010 and 2009, respectively.  Comprehensive income (loss), which is the change in shareholders’ equity excluding transactions with shareholders, totaled $(18,696,531) and $1,247,750 for the nine months ended September 30, 2010 and 2009, respectively.

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

Interest Rate Gap Analysis
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

Index

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2010, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index

TERMS TO REPRICING AT SEPTEMBER 30, 2010

	1-90 Days	91-180 Days	181-365 Days	Total One	Non-	Total
				Year	Sensitive
Interest-earning assets:
Interest bearing deposits	$11,219,539	-	-	$11,219,539	-	$11,219,539
Investment securities	91,334	$370,347	$246,456	708,137	$10,554,842	11,262,979
Federal Home Loan Bank
stock	549,700	-	-	549,700	-	549,700
Loans	94,713,372	4,226,088	7,876,253	106,815,713	58,493,790	165,309,503
Total Interest-earning assets	$106,573,945	$4,596,435	$8,122,709	$119,293,089	$69,048,632	$188,341,721

Interest-bearing liabilities:
Time deposits	21,724,971	29,048,228	34,772,801	85,546,000	12,820,607	98,366,607
All other deposits	65,232,758	-	-	65,232,758	-	65,232,758
Short-term debt	15,234	-	-	15,234	-	15,234
Long-term debt	4,124,000	-	-	4,124,000	4,000,000	8,124,000
Total interest-bearing liabilities	91,096,963	29,048,228	34,772,801	154,917,992	16,820,607	171,738,599

Interest sensitivity gap	$15,476,982	$(24,451,793)	$(26,650,092)	$(35,624,903)	$52,228,025
Cumulative interest sensitivity
Gap		$(8,974,811)	$(35,624,903)
Interest-earning assets as
Percent of interest sensitive
liabilities*	117.0%	15.8%	23.4%	77.0%

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

ASSET QUALITY

Total loans outstanding at September 30, 2010 and December 31, 2009 were $165,309,503 and $185,474,873, respectively.  Historically, the Bank has made loans within its primary market area.  The Bank generally considers its primary market to be Buncombe County in North Carolina.  Emphasis is placed on commercial loans to small- and medium-sized business and consumers.  The amounts and types of loans outstanding are shown the following table.

	September 30, 2010	December 31, 2009
Real Estate -
Construction	$60,986,613	$68,712,886
Mortgage	82,803,433	88,843,525
Commercial, financial and agricultural	19,678,784	25,833,920
Consumer	1,962,481	2,254,665
Subtotal	165,431,311	185,644,996
Deferred origination fees, net	(121,808)	(170,123)
Total	$165,309,503	$185,474,873

Index

Real estate loans represented 87% and 85% of the portfolio at September 30, 2010 and December 31, 2009, respectively.  Commercial loans represented 12% of the portfolio in 2010 compared to 14% at December 31, 2009, while consumer loans represented 1% of the portfolio at September 30, 2010 and December 31, 2009, respectively.  Commercial loans of $19,678,784 and $25,833,920, consumer loans of $1,962,481 and $2,254,665 and real estate mortgage loans of $82,803,433 and $88,843,525 at September 30, 2010 and December 31, 2009, respectively, are loans for which the principal source of repayment is derived from the ongoing cash flow of the business and other generally recurring sources of income.  Real estate construction loans of $60,986,613 and $68,712,886 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

Total non-owner occupied loans decreased from $93,004,204 to $82,926,523.  The decrease was primarily attributable to loan charge-offs and write-downs as a result of decreased asset values.  These loans primarily represent residential acquisition and development (“ADC”) real estate loans, which totaled $54,707,146 and $66,364,620 and commercial real estate, which totaled $28,144,763 and $26,560,538 at September 30, 2010 and December 31, 2009, respectively.  Residential ADC loans consist of short-term construction facilities with the majority having takeouts for permanent financing.  Commercial real estate owner-occupied loans decreased modestly from $34,988,710 to $33,166,386.  Commercial and industrial loans decreased from $25,833,920 to $19,678,784.  The majority of the decrease was attributable to charge-offs and write-downs.  Residential mortgage loans decreased $2,624,790 to $15,599,163 resulting mainly from a decrease in housing starts and sales of completed units.  Home equity lines of credit increased slightly from $11,329,544 to $12,097,975 primarily as a result of increased draws on available lines of credit, while consumer loans dropped slightly to $1,962,481.

The Bank has a diversified loan portfolio with two notable concentrations.  While management believes there is no concentration to any one borrower, a concentration does exist among a group of interrelated parties.  The Bank had funded a total of 14 commercial notes totaling in excess of $13,000,000 to individuals, who appear to have interrelated business connections; a portion of which is secured by residential lots in a real estate development project that has filed for protection under Chapter 11 bankruptcy.  The individual borrowers, however, have not filed bankruptcy.  As of September 30, 2010 these loans had been charged-off and/or written-down to approximately $7,126,000. Write downs were attributed to the receipt of updated appraisals during the period which reflect lower values due to the continued slow real estate sales environment.  All notes to this group of related parties continue to be classified as nonaccrual, and are carried at the lower of cost or net realizable values.  Management monitors these loans closely, meets with the borrowers on a frequent basis and is pursuing collection efforts against debtors and guarantors.

The Bank’s loan portfolio also reflects a concentration in real estate lending; however, that lending while geographically concentrated, is spread across a diverse group of businesses and industries.  The Bank further attempts to mitigate its exposure to real estate construction lending by limiting the number of unsold houses to four per developer.  Currently, home developer loans have an average balance of approximately $300,000 or less per unit.  The Bank uses third party building inspectors to evaluate construction progress.  Based upon reports provided by the inspectors, the Bank believes it is better equipped to monitor and distribute loan draws according to percent of project completed.  Approximately 20% of commercial real estate mortgage loans are owner-occupied.  In general, owner-occupied loans pose lower risks than non-owner-occupied loans as there is lower risk of the borrower-tenant leaving the building for a better lease.  Additionally, in the normal owner-occupied loan situation, personal guarantees for the loan are present. Lastly, the Bank also contracts with a third party loan reviewer to evaluate a selection of loans on a quarterly basis.  The reviewer provides feedback on quality of loan underwriting, timeliness of customer financial statements, independent global cash flow analysis, concentrations of credit risk and loan risk grading, among others.  Management believes this third party review to be an integral part of its internal controls and risk monitoring systems.

Index

At September 30, 2010, restructured loans, including both nonaccrual and performing, were largely concentrated in the residential ADC sector of commercial real estate notes followed by owner-occupied commercial real estate notes as shown below.

Loan Type			Restructured
	Loans	Restructured	Loans to Loans
	Outstanding	Loans	Outstanding
Commercial real estate:
Residential ADC	$54,707,146	$3,230,259	5.90%
Other Commercial	28,144,763	134,002	.48%
Agricultural	74,613	-	-
Total non-owner occupied	82,926,522	3,364,261	4.06%
Commercial real estate
owner-occupied	33,166,386	3,237,209	9.76%
Commercial:
Construction and industrial	19,678,784	231,029	1.17%
Residential mortgage:
1st lien; closed end	13,638,739	1,007,433	7.39%
Junior lien; closed end	1,960,424	-	-
Total residential mortgage	15,599,163	1,007,433	6.46%
Home equity lines	12,097,975	342,489	2.83%
Consumer - other	1,962,482	22,499	1.15%
Deferred fees/costs	(121,809)	-	-
Total	$165,309,503	$8,204,920	4.96%

Restructured owner-occupied commercial real estate included four commercial customers with combined balances of approximately $3.2 million.  All of the six loans totaling approximately $3.2 million were in compliance with modified terms.  Restructured non-owner occupied commercial real estate of approximately $3.4 million includes 9 customers with a total of 12 notes.

NONPERFORMING ASSETS

	September 30, 2010	December 31, 2009

Nonaccrual	$24,688,754	$22,870,696
Restructured loans	5,713,572	2,591,289
Nonperforming loans	30,402,326	25,461,985
Other real estate owned	2,974,725	511,112
Repossessions	-	-

Total	$33,377,051	$25,973,097
Restructured loans not included in
categories above	$2,491,348	$7,748,562

Approximately $1.6 million of loans classified as nonperforming loans receive regular payments from the borrowers.  The Company, however, requires the borrowers to continue payments for a minimum of six months and provide financial projections that indicate an ability to continue to make payments before the loan is returned to performing status.  As of September 30, 2010, $2.5 million of loans categorized as restructured loans not included in categories above continue to make regular payments in accordance with their restructured terms.

We maintain an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The loan portfolio is analyzed monthly in an effort to identify potential problems before they actually occur.

Index

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level.  The quarterly provision for loan losses may fluctuate based on the results of this analysis.  The allowance for loan losses at September 30, 2010 and 2009, and December 31, 2009 was $8,449,832, $3,519,884 and $3,512,263 or 5.11%, 1.90% and 1.89%, respectively, of gross loans outstanding. During the third quarter, the allowance for loan loss included specific reserves of $3.1 million.  Management, while historically charging off these loans, determined that the conditions were not met for charging off. However, management felt it would be prudent at this time to establish the specific reserve. The ratio of annualized net charge-offs to average loans outstanding was 5.15%, .27% and 1.24% at September 30, 2010 and 2009, and December 2009, respectively.

The following table contains an analysis for the allowance for loan losses, including the amount of charge-offs and recoveries by loan type, for the nine-months ended September 30, 2010 and 2009, and for the year ended December 31, 2009.

Index

Summary of Allowance for Loan Losses

	For the nine months		For the year ended
	ended September 30,		December 31,
	2010	2009	2009

Balance, beginning of period	$3,512,263	$2,529,981	$2,529,981
Charge-offs:
Commercial, financial and agricultural	(4,026,985)	(236,392)	(994,756)
Real estate:
Construction	(9,030,117)	(9,211)	(693,002)
Mortgage	(708,922)	(78,877)	(493,467)
Consumer	(389,431)	(55,914)	(85,257)
Total charge-offs	(14,155,455)	(380,394)	(2,266,482)

Recoveries
Commercial, financial and agricultural	1,982	28	28
Real estate:
Construction	-	-	-
Mortgage	-	-	-
Consumer	86,622	25,364	30,336
Total recoveries	88,604	25,392	30,364
Net charge-offs	(14,066,852)	(355,002)	(2,236,118)
Provision charged to operations	19,004,420	1,344,905	3,218,400
Balance, end of period	$8,449,832	$3,519,884	$3,512,263

Percentage of annualized net charge-offs to
average loans	5.15%	.27%	1.24%
Percentage of allowance to
period-end loans	5.11%	1.90%	1.89%

The Bank operates in a well diversified market.  Major economic drivers include tourism, medical industry and light manufacturing in addition to state and federal government agencies.  The majority of the commercial loan chargeoffs were related to a loan whose proceeds were used for an ADC project that was collateralized by a note receivable that was deemed worthless in the second quarter.  This is considered a nonrecurring type of charge-off and not reflective of our commercial portfolio as a whole.  The Bank’s primary market area has experienced increased unemployment levels, but they are lower than the North Carolina average.  However, the ADC market has experienced significant disruption in volumes and market value due to the reduced level of purchasers providing liquidity to this market segment.  Continued low volumes of sales could have a negative impact on the Bank in the form of increased nonperforming loans and real estate owned.

The Bank attempts to mitigate its exposure to real estate construction lending by limiting the number of unsold houses to four per developer.  Currently, home developer loans have an average balance of approximately or $300,000 or less per unit.  The Bank uses third party building inspectors to evaluate construction progress.  Based upon reports provided by the inspectors the Bank believes it is better equipped to monitor and distribute loan draws according to percent of project completed.  Approximately 29% of commercial real estate mortgage loans are owner-occupied.  In general, owner-occupied loans pose lower risks than non-owner-occupied loans as there is lower risk of the borrower-tenant leaving the building for a better lease and generally there are business-related cash flows which provide debt service capacity.  Additionally, in the normal owner-occupied loan situation, personal guarantees for the loan are present.

Nonaccrual and non-performing restructured loans increased from $25,461,985 at December 31, 2009 to $30,402,326 at September 30, 2010 due primarily to significant charge-offs previously discussed offset by

Index

impaired loans migrating to nonaccrual status.  Although some of the customers have resumed payments, management has continued to classify the relationships until such time as the borrowers demonstrate a consistent and consecutive payment history.  Management has reviewed each non-performing loan, supporting collateral, financial stability of each borrower and the relevant loan loss allowance.  During the first quarter of 2010, management reorganized its credit administration department to improve its underwriting analysis, training and loan monitoring.  Management continued its engagement of third party loan review services to supplement and validate overall loan review analytics and portfolio risk assessments.  Based upon this analysis, management believes the allowance is appropriate in light of the risk associated with current loans outstanding.

The Bank utilizes a loan migration model to assist in its determination of the proper level of reserves for loan losses. During the third quarter, the loss horizon time frame in the migration analysis was consistent with the methodology used during the second quarter to better represent the management’s current judgment about the credit quality of the loan portfolio as a whole.

The following table allocates the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2010		December 31, 2009

		Percent of		Percent of
	Amount of	Loans	Amount of	Loans
TYPE OF LOAN:	Allowance	Outstanding	Allowance	Outstanding

Real Estate	$7,581,174	5%	$2,481,578	2%
Commercial and industrial
loans	744,271	4%	878,086	3%
Consumer	124,387	6%	152,599	7%
Unallocated	-	-	-	-
Total Allowance	$8,449,832	5%	$3,512,263	2%

CAPITAL RESOURCES

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve, the primary federal regulators of The Bank of Asheville and Weststar, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. As shown in the following table, Weststar and the Bank of Asheville both are no longer considered adequately capitalized in accordance with these guidelines.  The Bank is considered critically undercapitalized under the prompt corrective action provisions.  Currently, the Company is actively pursuing strategic plans to enhance its capital ratios.  As part of these efforts, the Company has retained the services of an investment banking firm to assist management in the sale of additional shares of stock which would increase the required Tier 1 levels to a level that would be in compliance with the Consent Order.  The Consent Order increases the Tier 1 Levels for the Bank and the Company from 6% for Tier 1 Capital to Risk Weighted Assets to 8% and from 5% Tier 1 Capital to Average Assets to 8%. The Company has 90 days from the date of the Consent Order, or until December 22, 2010 to meet these capital requirements.

Index

REGULATORY CAPITAL

					To Be Well
			For Capital		Capitalized Under
	Actual		Adequacy		Prompt Corrective
			Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2010
Total Capital/(Deficit)
(to Risk Weighted Assets)
Consolidated	$-	0%	$13,224	8.00%	$16,530	10.00%
Bank	$2,712	1.63%	$13,205	8.00%	$16,506	10.00%

Tier 1 Capital/(Deficit) (to Risk
Weighted Assets)
Consolidated	$(2,091)	(1.25%)	$6,612	4.00%	$13,224	8.00	%*
Bank	$1,356	0.82%	$6,602	4.00%	$13,205	8.00	%*

Tier 1 Capital/(Deficit) (to Average
Assets)
Consolidated	$(2,091)	(0.99%)	$8,495	4.00%	$16,990	8.00	%*
Bank	$1,356	0.65%	$8,495	4.00%	$16,990	8.00	%*

*As stipulated in the Consent Order issued by the NC Commissioner of Banks.

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

As of September 30, 2010 liquid assets (cash and due from banks and interest-earning bank deposits) were approximately $16.8 million, which represents 8.62% of total assets and 8.96% of total deposits. Of this amount, $250,000 is pledged to a correspondent bank. In addition, Weststar has unpledged investment securities of $5.7 million. At September 30, 2010, outstanding commitments to extend credit and available lines of credit were $15.9 million. Due to the Company currently being undercapitalized, it has no remaining available line of credit with the FHLB or any of its correspondent banks.

Certificates of deposit represented approximately 41.85% of the Company’s total deposits at September 30, 2010. Certificates of deposit of $100,000 or more represented 10.62% of the Company’s total deposits at September 30, 2010.  These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of these deposits.

The consent order from our primary regulators and the current level of capital will restrict the Bank’s ability to use brokered CD’s as a source of liquidity and may also reduce access to other lines of credit that were previously mentioned without posting additional collateral.  The consent order also restricts our ability to offer interest rates on deposit products that exceed the prevailing effective yields by more than 75 basis points in the Bank’s normal market area.

Index

The Company has deferred pay out of its fourth quarter trust preferred dividend payment as allowed in the agreement.

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

Item 4.	Controls and Procedures

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

Index

•
We have provided additional resources to our Credit Administrative staff with the addition an interim Chief Credit Officer and Credit Analyst. We have also implemented additional monitoring procedures that have helped improve underwriting practices.

•	We have increased the frequency of loan committee meetings from monthly to weekly or as needed.

•	We are in the process of developing a disciplined approach for problem assets. We have strengthened our appraisal policies and obtaining updated appraisals on all troubled loans.

•	We are developing enhanced lending policies and credit administration procedures in order to improve the effectiveness of our internal controls.

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

In the Matter of Queens Gap Holding Company, LLC, et al.:  On June 18, 2010, Queens Gap Holding Company, LLC and D.F. McCarthy Investments XVIII, LLC filed suit against the Bank in the United States District Court for the Western District of North Carolina.   In summary, the Plaintiffs, who were the sellers in a real estate development transaction, alleged that the Bank improperly allowed the buyer to divert, for personal use, funds from an account set up at the Bank to fund infrastructure improvements in the development.  The Plaintiffs' claims were based on alleged oral and email representations and promises from the Bank to them.  The Plaintiffs sought $4,250,000 in compensatory damages plus treble damages and attorney's fees.  During October 2010, the Bank entered into a settlement agreement to resolve all claims alleged against it in the lawsuit. Pursuant to the settlement agreement, the parties have agreed to dismiss the lawsuit with prejudice and to release each other from any claims and damages arising out of or related to the facts alleged in the lawsuit. The parties will be responsible for their own costs and expenses, including attorneys’ fees, incurred in connection with the lawsuit and the settlement. The settlement agreement concludes the lawsuit.

On November 8, 2010, the Registrant and its wholly-owned subsidiary, the Bank of Asheville, filed suit against G. Gordon Greenwood in Buncombe County Superior Court.  Mr. Greenwood is the former President and Chief Executive Officer of the Registrant and of the Bank and is also a former member of the Boards of Directors of the Registrant and the Bank.

The lawsuit alleges claims based on breach of contract, breach of fiduciary duty and violation of Section 53-89 of the North Carolina General Statutes, which is a banking law that governs account overdrafts.

In view of the inherent difficulty of predicting the outcome of litigation, the Registrant cannot predict the eventual outcome, resolution or timing of pending litigation.

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

WESTSTAR FINANCIAL SERVICES CORPORATION

Date: November 12, 2010	By:	/s/ Randall C. Hall

Randall C. Hall
President and Chief Executive Officer
Chief Financial and Principal Accounting Officer